Form 10-K
period 2024-12-31
Connect Biopharma Holdings Ltd
filed 2025-03-31
CIK 1835268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-40212
Connect Biopharma Holdings Limited
(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3580 CARMEL MOUNTAIN ROAD, SUITE 200 SAN DIEGO, CALIFORNIA	92130
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(858) 727-1040
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one Ordinary Share, par value $0.000174 per Share	CNTB	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
The aggregate market value of voting and non-voting ordinary shares and American Depositary Shares held by non-affiliates of the registrant as of June 28, 2024 totaled $45.1 million based on the closing price of $1.52 as reported by The Nasdaq Global Market. As of March 21, 2025, there were 55,349,208 ordinary shares of the Company ($0.000174 par value) outstanding.

i

EXPLANATORY NOTE
Connect Biopharma Holdings Limited (the “Company”), an exempted company incorporated under the laws of the Cayman Islands, qualifies as a “foreign private issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in the United States (the “U.S.”). The Company has voluntarily elected to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the U.S. Securities and Exchange Commission (the “SEC”) instead of filing on the reporting forms available to foreign private issuers.
Although the Company has voluntarily elected to file annual reports, periodic reports and current reports on U.S. domestic issuer forms, the Company intends to maintain its status as a foreign private issuer. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, Regulation FD, and its officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, research and development, potential of, and expectations for, our pipeline and technology platforms, the timing, potential of and expectations for planned clinical trials and preclinical studies, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, objectives of management, expected market size and growth for our potential products, the timing of availability of clinical data, program updates and data disclosures, and our plans for rademikibart, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “might”, “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Other sections of this report may include additional factors that could harm our business and financial performance. Drug development and commercialization involve a high degree of risk, and only a small number of research and development programs result in commercialization of a product. Results in early-stage clinical trials may not be indicative of full results or results from later stage or larger scale clinical trials and do not ensure regulatory approval. You should not place undue reliance on these statements, or the scientific data presented. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.
In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
This report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates of potential market opportunities. All the market data used in this report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include
ii

several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
Summary of Risk Factors
The following is a summary of the principal factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K. The below summary of risk factors is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under the section titled “Risk Factors” in Part I, Item 1A of this report as part of your evaluation of an investment in our securities.
•We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We might never generate any additional revenue or become profitable or, if we achieve profitability, we might be unable to sustain it.
•We will require substantial additional financing to achieve our goals, and a failure to obtain or access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Our existing capital will not be sufficient for us to fund rademikibart (formerly CBP-201) or any other future product candidates (collectively, our “Product Candidates”) through regulatory approval, and we would need to raise additional capital to complete their development and commercialization.
•Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur unforeseen costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our Product Candidates.
•We depend on enrollment of patients in our clinical trials for our Product Candidates and could experience delays or difficulties enrolling patients in such clinical trials. Our Product Candidates could be associated with serious adverse events or undesirable side effects or have other properties that could delay or halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.
•We have conducted and may continue to conduct clinical trials for our Product Candidates in international sites, and the applicable regulatory authorities might not accept data from trials conducted in foreign locations.
•Rademikibart is currently our only Product Candidate in clinical development. If we are unable to successfully develop our Product Candidates or experience significant delays in doing so, our business will be materially harmed.
•Our approach to the discovery and development of Product Candidates based on potent T cell modulation activity is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our Product Candidates or render our approach obsolete.
•Although our management has prior experience submitting and receiving approval for New Drug Applications (“NDAs”) or Biologics License Applications (“BLAs”) as a Company we have never done so and might be unable to do so for any of our Product Candidates.
•The regulatory approval processes of the United States (“U.S.”) Food and Drug Administration (the “FDA”), the People’s Republic of China (the “PRC”) National Medical Products Administration (the “NMPA”), the European Medicines Agency (the “EMA”), and the European Commission, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our Product Candidates, our business will be substantially harmed.
•Disruptions at the FDA, the NMPA, comparable foreign regulatory authorities, and other government agencies caused by shifting governmental policies and priorities, reductions in the federal workforce, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
•Our Product Candidates for which we intend to seek approval as biologic products could face competition sooner than anticipated.
•We rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations, to conduct aspects of our preclinical studies and clinical trials. We contract with third parties for the manufacture of our Product Candidates for preclinical studies and our ongoing clinical trials and expect to continue to do so for additional clinical trials and ultimately, for commercialization.
•The commercial success of our Product Candidates, if approved, will depend upon the degree of market acceptance by physicians, patients, and others in the medical community, and the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies.
•We are dependent on the services of our management and other research, development and general and administrative personnel, and if we are not able to retain these individuals or recruit additional personnel, our business will suffer.
•Significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material and adverse effect on our business, financial condition and results of operations.
•Our success depends on our ability to obtain, maintain, protect and enforce our intellectual property and our proprietary technologies.
•The trading price of our American Depositary Shares (“ADSs”) could be highly volatile, and purchasers of the ADSs could incur substantial losses. Holders of our ADSs have fewer rights than shareholders and must act through the depositary to exercise their rights.
•Although we have begun voluntarily making U.S. domestic Securities and Exchange Commission (“SEC”) filings, as a foreign private issuer, we are not subject to certain U.S. securities law disclosure requirements that apply to a domestic U.S. issuer, which may limit the information publicly available to our shareholders.
•Changes in the political and economic policies of the PRC government could materially and adversely affect our business, financial condition and results of operations and could result in our inability to sustain our growth and expansion strategies. The PRC government may intervene in or influence our operations in accordance with laws and regulations, which could result in a material change in our operations and significantly and adversely impact the value of our ADSs. We could also be adversely affected by rising political tensions and any potential conflicts between the U.S. and the PRC.
•Compliance with the PRC’s Data Security Law, Cybersecurity Review Measures, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could affect our business. We may also be restricted by industry-specific laws and regulations from transferring our scientific data outside of the PRC.
•PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material negative change in our subsidiaries’ operations, significant depreciation of the value of our ADSs, or a hindrance of our ability to offer or continue to offer our securities to investors, which could cause the value of the securities of investors to decrease.
•The approval of, and the filing with the China Securities Regulatory Commission (“CSRC”) may be required under a PRC regulation in connection with any future offerings of our securities in the U.S. market.
•Certain PRC regulations may make it more difficult for us to pursue growth through acquisitions. Any failure by us to comply with PRC anti-monopoly laws and regulations may result in governmental investigations or enforcement actions, litigation or claims against us and could have an adverse effect on our business, financial condition and results of operations.
•We are subject to risks associated with inflation pressures, natural disasters and failure to comply with environmental, health and safety laws and regulations.

PART I
In this Annual Report on Form 10-K, all references to “Connect,” “Connect Biopharma,” the “Company,” “we,” “us,” “our” and similar terms refer to Connect Biopharma Holdings Limited, together with its direct and indirect wholly-owned subsidiaries, Connect Biopharma HongKong Limited, Connect Biopharm LLC, Connect Biopharma Australia PTY LTD, Suzhou Connect Biopharma Co., Ltd., Connect Biopharma (Beijing) Co., Ltd., Connect Biopharma (Shanghai) Co., Ltd. and Connect Biopharma (Shenzhen) Co., Ltd. All trademarks appearing or incorporated by reference into this Annual Report on Form 10-K are the property of their respective owners.
ITEM 1. BUSINESS.
Overview
Connect Biopharma, headquartered in San Diego, California, is a clinical-stage biopharmaceutical company focused on advancing rademikibart, a potentially best-in-class next generation anti-interleukin-4-receptor alpha (“IL-4Rα”) antibody, to transform acute and chronic care in asthma and chronic obstructive pulmonary disease (“COPD”).
Significant Unmet Need and Market Opportunity in Asthma
Asthma is a chronic inflammatory disease that affects the airways in the lungs and makes it difficult to breathe. It is one of the most common and costly diseases in the U.S., with an estimated 23 million adults and an estimated 5 million children suffering from asthma. Globally, asthma affected an estimated 262 million people in 2019 and caused 455,000 deaths. Asthma is associated with severe exacerbations that are difficult to treat and often require hospitalization. Approximately one million asthma patients visit emergency departments annually, of which approximately 11% are hospitalized with an average length-of-stay of two to three days. Approximately 50% of asthma patients who visit emergency departments meet treatment failure criteria within four weeks of an exacerbation. Approximately 20% of such patients require a re-visit to the emergency department. Current standard of care treatment for these patients includes fast-acting inhaled bronchodilators and oral or intravenous (“IV”) corticosteroids. Severe cases may require IV magnesium sulfate, heliox therapy, and noninvasive ventilation. Intubation is considered if patients do not respond to these initial therapies. Approximately 50% of patients fail to improve on first-line treatments. As a result, we believe there exists a significant unmet need for more effective therapy for the treatment of acute asthma. Further, we believe that, if rademikibart were approved for the treatment of acute asthma, a significant percentage of asthma patients treated acutely with rademikibart would remain on it chronically. We also believe that rademikibart, if approved, would offer the opportunity for significant healthcare cost savings by potentially reducing the length of stay for admitted asthma patients, as well as potentially reducing the frequency of emergency department re-visits and rehospitalizations.
Significant Unmet Need and Market Opportunity in COPD
COPD is a group of certain types of irreversible inflammatory diseases, including emphysema and chronic bronchitis, that obstruct the lungs and airways and make it difficult to breathe. It is the sixth leading cause of death in the U.S., with approximately 14.2 million adults suffering from COPD. Globally, an estimated 480 million people have COPD with an estimated 3.5 million deaths annually. COPD is associated with severe exacerbations that are difficult to treat and often require hospitalization. Approximately 1.3 million COPD patients visit emergency departments annually, of which approximately 40% are hospitalized with an average length-of-stay of four to seven days. Approximately 50% of COPD patients who visit emergency departments meet treatment failure criteria within four weeks of an exacerbation. Approximately 11% of such patients require rehospitalization, while many more return to the emergency department. Current standard of care treatment for these patients includes fast-acting inhaled bronchodilators and oral/IV corticosteroids. Severe cases may require IV magnesium sulfate, heliox therapy, and noninvasive ventilation. Intubation is considered if patients do not respond to these initial therapies. Approximately 85% of patients fail to improve on first-line treatments. As a result, we believe there exists a significant unmet need for more effective therapy for the acute treatment of COPD. Further, we believe that, if rademikibart were approved for the acute treatment of COPD, a significant percentage of acute COPD patients treated with rademikibart would remain on it chronically. We also believe that rademikibart, if approved, would offer the opportunity for significant healthcare cost savings by potentially reducing the length of stay for admitted acute COPD patients, as well as potentially reducing the frequency of emergency department re-visits and rehospitalizations.
Rademikibart for Asthma and COPD
Rademikibart is a human monoclonal IgG4 antibody directed against IL-4Rα. As an inhibitor of IL-4Rα, a common subunit for interleukin 4 (“IL-4”) and interleukin 13 (“IL-13”) receptors. Blockade of the IL-4 and IL-13 binding to the IL-4Ra results in inhibition of both the IL-4 and IL-13 signaling. Rademikibart binds to a region of the IL-4Rα that is associated with high binding affinity and potency for IL-4Rα, which we believe may lead to an improved clinical response and possible differentiating safety profile for this class of medication.
We are focused on advancing rademikibart for treatment of eosinophilic driven respiratory diseases supported by results of the completed global asthma trial CBP-201-WW002 (see the Asthma Global Phase 2b Trial Results section below for further details on this trial). Although no head-to-head trials have been conducted, and data from unrelated clinical trials cannot reliably be compared due to differences in trial designs, site locations, subject characteristics and other factors, in cross-study comparisons rademikibart demonstrated greater Forced Expiratory Volume in One Second (“FEV1”) response than seen in clinical trials of currently approved biologics using the initial protocol-specified baseline eosinophils >150 cells/µL. The prespecified analysis of patients with baseline eosinophils >300 cells/µL showed greatest clinical response. Rademikibart also demonstrated rapid onset of action with the majority of FEV1 increase observed within 24 hours of subcutaneous dose supporting the potential to use to treat acute exacerbations. Analysis of COPD-like patients in the trial demonstrated FEV1 was improved over baseline beginning at week 1 and were sustained through 24 weeks of treatment. There was a 63% average reduction in annual exacerbation rate. In addition, a cross-study safety comparison shows a difference in the safety profile of rademikibart compared to dupilumab for hypereosinophilia events. Our clinical development program is focused on the potential of rademikibart for faster onset of action and greater clinical response, with a potentially favorable safety profile. The potential for less frequent dosing than dupilumab will also be explored.
Rademikibart has the potential to drive significant chronic utilization in asthma and COPD with an initial focus on acute indications, which represent an untapped opportunity targeting approximately one million asthma and approximately 1.3 million COPD patients in the U.S. alone who visit an emergency department for acute exacerbations annually. Millions more patients experience exacerbations, but are treated in the outpatient setting. In our completed Phase 2 asthma clinical trial, rademikibart has demonstrated encouraging efficacy and safety data, as well as rapid onset of action in less than 24 hours.
As described above, approximately 50% of both asthma and COPD patients who are treated with Standard of Care (“SoC”) will meet the criteria for treatment failure within four weeks of an exacerbation and approximately 11%-20% will return for emergency care. To address this unmet need, during the first half of 2025, we plan to initiate two Phase 2 trials of rademikibart for the treatment of acute exacerbations of chronic respiratory disease, including asthma and COPD. The Phase 2 acute asthma trial, Seabreeze ASTHMA STAT, and the acute COPD trial, Seabreeze COPD STAT will evaluate rademikibart plus SoC compared to SoC plus placebo in patients with asthma and COPD and Type 2 inflammation who are having an acute exacerbation. The primary endpoint of these two trials is treatment failure over 28 days after randomization. Treatment failure includes: death (any cause), (re)admission to the hospital, an urgent visit to an outpatient or emergency department provider for symptoms that are worsening, or the necessity to intensify pharmacologic treatment. The key secondary efficacy endpoints of these trials are the rate of new exacerbations, the time to the first new exacerbation, change in symptoms, and change in lung function in the 28 days after randomization. Exploratory endpoints of these trials include time-to-discharge in hospitalized patients, and disease-specific patient-reported outcomes.
We have also undertaken a study to determine differences in the atomic-resolution three dimensional (“3D”) structures of rademikibart and dupilumab, that may potentially lead to an understanding of the differences in efficacy and safety between the two drugs. X-ray crystallography was used to determine the atomic resolution 3D structure of rademikibart fragment antigen binding bound to IL-4Rα. Three loops of the IL4Rα at the interface are involved in the binding interactions with antibodies. The major differences between the equilibrated structures of dupilumab-IL4Rα and rademikibart-IL4Rα complexes is at the third interface loop (residue 148 to 152). The average B factor of the third loop is 133.22 for dupilumab complex and 53.42 for rademikibart complex. The third loop of IL4Rα in dupilumab complex has larger B factors and stays further away from the antibody, while all three loops in the rademikibart complex show low B factors and bind closely to the antibody. It indicates that the antibody-antigen binding is more stable for the rademikibart than the dupilumab. Hydrogen (H) bond interactions at the interfaces of both complexes are also analyzed. The rademikibart-IL4Rα complex has more H bonds at the interface and shows stronger binding affinity than dupilumab. These data provide a molecular and structural rationale for the enhanced IL-4Rα inhibition by rademikibart over dupilumab and may provide an insight into the different safety profile.
In 2024, the initial manufacturing process for rademikibart was successfully transferred to a U.S. contract manufacturing organization (“CMO”).
In 2023, we entered into an exclusive License and Collaboration Agreement (the “License Agreement”), with Simcere Pharmaceutical Co., Ltd (“Simcere”) to develop and commercialize rademikibart in Greater China. Under the terms of the License Agreement, Simcere has been granted exclusive rights to develop, manufacture and commercialize rademikibart for all indications in Greater China, including mainland China, Hong Kong, Macau and Taiwan, while Connect retains the rights in all other markets. Under the License Agreement, Simcere will be responsible for rademikibart’s BLA for Atopic Dermatitis (“AD”) and asthma in China and will also conduct and be responsible for the costs of all future clinical studies in all additional disease indications for rademikibart Simcere pursues in Greater China. As of December 31, 2024, we had received the full upfront payment of $21 million, as well as $5.9 million for the achievement of certain development milestones and cost reimbursements. We remain eligible for additional significant milestone payments and royalties under the License Agreement.
Asthma Global Phase 2b Trial Results
In 2023, we completed a global Phase 2b trial, CBP-201-WW002, evaluating rademikibart in patients with moderate-to-severe asthma with Type 2 inflammation. This Phase 2b trial was a global, multi center, randomized, double-blind, placebo-controlled trial conducted in 79 sites across the U.S., Poland, Hungary, China and South Korea, with 322 patients randomized 1:1:1 to rademikibart 150 mg once every two weeks with a loading dose of 600 mg, rademikibart 300 mg once every two weeks with a loading dose of 600 mg and placebo. Rademikibart was administered as a subcutaneous injection. The trial was divided into a treatment period of 24 weeks and a follow-up period of eight weeks. The primary endpoint of the trial was a change from baseline in FEV1 at Week 12. Secondary endpoints included: change from baseline in lung function at other timepoints, exacerbation of asthma, patient reported outcomes (Asthma Control Questionnaire-6 (“ACQ-6”) symptom diary), pharmacodynamic markers (fractional exhaled nitric oxide, eosinophils, eosinophil cationic protein, periostin, thymus and activation-regulated chemokine) and use of rescue medication.
The top-line results of this trial included:
•The trial met its primary endpoint of absolute change from baseline in prebronchodilator FEV1 showing that at Week 12, lung function was significantly improved over placebo change from baseline by 140 ml (p = 0.005) in the rademikibart 150 mg group and by 189 ml (p < 0.001) in the rademikibart 300 mg group.
•The significant improvements seen compared to placebo with both 150 mg and 300 mg rademikibart started as early as Week 1 (p < 0.001) and were sustained through 24 weeks of treatment (p < 0.001) (Figure 1).
•Strong and significant improvement in asthma control, a patient reported outcome, was also observed. The absolute placebo-adjusted changes from baseline in ACQ-6 score at Week 24 were -0.33 (p < 0.01) in the rademikibart 300 mg group and -0.44 (p < 0.001) in the rademikibart 150 mg group.
•Although the study was not powered to detect statistically significant differences in exacerbations, treatment with rademikibart showed strong numerical results favoring reduced exacerbations and prolonged time to first exacerbation. When only patients who met the prescribed entry criteria of having baseline eosinophils of >150 cells/µL the rademikibart 150 mg group show statistically significant reduction in exacerbations (p = 0.023).
•Treatment with 150 mg and 300 mg once every two weeks of rademikibart was well-tolerated.

Figure 1: Change in Pre-Bronchodilator FEV1 Over Time in Patients with Eosinophil Count ≥150 cells/µL at Baseline Indicating Onset of Relief at Week 1
Improved Lung Function for Patients with Higher Eosinophil
The results in the full population demonstrated significant improvements in lung function at Week 12 with among patients receiving rademikibart 150 mg or 300 mg compared to the placebo group (140 mL [p=0.005] and 189 mL [p<0.001] improvement over placebo, respectively). For patients with Eosinophil (“EOS”) counts ≥150 cells/µL, the mean improvement in FEV1 at Week 12 was 203 mL and 270 mL, respectively (p<0.001 for both rademikibart doses). Furthermore, in patients with baseline EOS levels ≥300 cells/µL, the effects were even more pronounced, with an average improvement in FEV1 of 243 mL and 328 mL, respectively (p<0.001 for both rademikibart doses; Figure 2).
Figure 2: Absolute Change from Baseline in Mean Pre-bronchodilator (trough) FEV1 at Week 12 by Eosinophil Subgroup with Rademikibart Compared with Placebo (CBP-201-WW002)

Atopic Dermatitis Clinical Trial Results
Although Connect has decided to not currently pursue further development of rademikibart for AD, the results of the completed Phase 2, randomized, placebo-controlled studies in participants with AD provides support for the chronic asthma and COPD programs and the opportunity to potentially use rademikibart in a Q4W regimen. AD is a chronic inflammatory skin condition that affects millions of patients worldwide. AD is characterized by intense pruritus, recurrent eczematous skin lesions, sleep disturbance, and social embarrassment that can lead to depression and other psychological disturbances. Excessive T-cell activation with infiltration of the skin by T-cells and dendritic cells is a hallmark of AD, and T-helper cytokines, including interleukin (IL)-4, IL-5, IL-13, and IL-31, have been linked to its pathophysiology. Rademikibart blocks signaling from both IL-4 and IL-13 which are thought to play a key role in the pathogenesis of AD.
We completed a global Phase 2 trial (CBP-201-WW001) of rademikibart in adult patients with moderate-to-severe AD conducted at 46 sites in 4 countries (U.S., Australia, New Zealand, and China), designed to assess efficacy and safety with various rademikibart doses and dosing schedules. A total of 226 patients were enrolled (1:1:1:1) with rademikibart groups receiving one loading dose of 600 mg followed by 150 mg every two weeks (“Q2W”), 300 mg Q2W or 300 mg every four weeks (“Q4W”) for 16 weeks. The placebo group received a matching placebo loading dose followed by placebo Q2W. Endpoints included the percent reduction in Eczema Area and Severity Index (EASI) score from baseline to Week 16, the proportion of patients achieving an investigator global assessment of clear or almost clear skin (IGA 0/1), a reduction in EASI score of at least 50% (EASI-50), or 75% (EASI-75) at Week 16.
•Rademikibart successfully met both primary and key secondary endpoints with all doses (150 mg and 300 mg) and dosing schedules (Q2W and Q4W) of rademikibart, demonstrating significant improvements in skin clearance, disease severity and itch, compared to placebo.
•Rademikibart was generally well tolerated, with a similar incidence of Adverse Events (“AEs”) and AEs leading to study drug discontinuation between groups. For AEs of special interest among patients receiving rademikibart, there were low reported incidences of injection site reactions (1.8%) and conjunctivitis (3.5%).
Additionally, a PRC-specific pivotal trial (CBP-201-CN002) was also completed examining rademikibart in 330 adult patients with moderate-to-severe AD designed to assess efficacy, safety, pharmacokinetics and pharmacodynamics of 300 mg rademikibart Q2W vs placebo in the first 16 weeks (Stage 1) followed by either rademikibart Q2W or Q4W for an additional 36 weeks (Stage 2; 52 weeks total) for all Stage 1 responders (based on achieving 50% improvement in EASI score [EASI-50] at the end of Stage 1). The primary endpoint was percent of patients at Week 16 achieving IGA 0/1 with at least two grades of reduction compared to baseline, and key secondary endpoints included the proportion of patients achieving EASI-75 from baseline to week 16.
•Rademikibart, administered with a 600 mg rademikibart loading dose, followed by 300 mg Q2W, successfully met both primary and key secondary endpoints, demonstrating significant improvements in skin clearance, disease severity and itch, compared to placebo.
•Rapid relief from AD symptoms were observed with a reduction in itch at Week 1 and significant improvement in all study endpoints by Week 4, which was sustained to Week 16.
•Rademikibart was generally well-tolerated, with a similar incidence of TEAEs, SAEs and TEAEs leading to study drug discontinuation between the active and placebo arms.
The 36-week, Stage 2 portion of the trial randomized 225 EASI-50 responders with a 300 mg dose administered Q2W or Q4W. The key results from the Stage 2 maintenance portion of the trial include the following:
•Patients receiving rademikibart treatment continued to improve beyond Week 16 with ~30% more patients achieving IGA 0/1 and ~16% more patients achieving EASI-75 after Week 16.
•Maintenance data with rademikibart were positive for Q2W and Q4W with 87% of patients maintaining their IGA 0/1 response with Q4W dosing 76% with Q2W dosing and greater than 90% of patients maintained their EASI-75 response with either Q4W or Q2W dosing.
Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. While we believe that our technology, the expertise of our executive and scientific team, research, clinical capabilities, development experience, scientific knowledge and intellectual property provide us with competitive advantages, we face increasing competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and provide research institutions. Our competitors have developed, are developing or may develop products or product candidates competitive with our Product Candidates. Any Product Candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or potentially necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our companies.
Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA, or other regulatory approval for their products sooner than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or otherwise make our development more complicated. The key competitive factors affecting the success of all our programs are likely to be safety, efficacy, indication, route of administration, setting of care, convenience, cost and access.
Competition in Acute Asthma and Acute COPD
Other than bronchodilators and oral/IV corticosteroids, we are not aware of any products currently available, or in development, with which rademikibart would compete if approved for the acute treatment of asthma or COPD. It is possible, however, that competitive products may, in the future, be in development or reach the market.
Competition in Chronic Asthma and Chronic COPD
If approved for chronic treatment of asthma or COPD, rademikibart would compete with currently available products including: DUPIXENT® (dupilumab, marketed by sanofi-aventis U.S. LLC and Regeneron Pharmaceuticals, Inc.); FASENRA® (benralizumab, marketed by AstraZeneca Pharmaceuticals LP); CINQAIR® (reslizumab, marketed by Teva Pharmaceutical Industries Ltd.); TEZSPIRE® (tezepelumab-ekko, marketed by Amgen and AstraZeneca); XOLAIR® (omalizumab, marketed by Genentech USA, Inc. and Novartis Pharmaceuticals Corporation); NUCALA® (mepolizumab, marketed by GlaxoSmithKline plc); and other products that are, now or in the future, in development which may reach the market.
Manufacturing and Clinical Supplies
We do not own or operate manufacturing facilities for the production of any of our Product Candidates, nor do we plan to develop or own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all our required raw materials and finished goods for our preclinical studies and clinical trials.
Manufacturers of our Product Candidates are required to comply with applicable FDA manufacturing requirements contained in the FDA’s Current Good Manufacturing Practices (“cGMP”) regulations. cGMP regulations require, among other things, quality control and quality assurance, as well as corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
Intellectual Property
We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including by seeking, maintaining, enforcing and defending patent rights. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the U.S., the PRC and in other jurisdictions outside of the U.S. related to our proprietary technology, inventions, improvements and Product Candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and Product Candidates, and we may in the future rely on in-licensing opportunities, to develop, strengthen and maintain our proprietary position in our field. Our success depends in part on our ability to obtain and maintain patent, trade secret, trademark and other intellectual property and proprietary protection for our Product Candidates, proprietary technologies and their uses, as well as our ability to operate without infringing upon, misappropriating or otherwise violating the intellectual property and proprietary rights of others.
As of December 31, 2024, we own more than 40 issued U.S. or foreign patents and had more than 50 pending patent applications in various countries, including the U.S., the PRC, Europe, Australia, Canada, Korea, Japan and others.
We own a patent family with claims directed to the composition of matter of rademikibart that includes two granted U.S. patents, one pending U.S. patent application, over 10 foreign patents issued in such jurisdictions as China, Israel, Korea, Singapore, and others, and over five foreign patent applications pending in such jurisdictions as Europe, Canada, and Brazil. Not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely, the issued patents, and, if granted, the pending patent applications in this family, are expected to expire in 2037. We also own a patent family with claims directed to formulations of rademikibart that includes a pending U.S. patent application, at least five foreign patents issued in such jurisdictions as China, Taiwan, and South Africa, and over 15 foreign patent applications pending in such jurisdictions as Europe, Canada, Brazil, and others. Not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely, the issued patents, and, if granted, the pending patent applications in this family, are expected to expire in 2040.
The term of individual patents depends upon the date of filing of the patent application, date of patent issuance and the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of the first non-provisional application to which priority is claimed. Outside of the U.S., the duration of patents varies in accordance with applicable local law, but typically is also 20 years from the earliest non-provisional filing date. In the U.S., patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (“USPTO”) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. Moreover, in context of approved products, there may be other additional exclusivity for the patents covering such approved product. In the U.S., the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension is calculated based on the length of time it takes for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be restored and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Moreover, a patent can only be restored once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.
We intend to pursue, in the normal course of business and when possible, composition, method of use, process, dosing and formulation patent protection for the Product Candidates we develop and commercialize. We may also pursue patent protection with respect to manufacturing and immunotherapy development processes and technology. When available to expand market exclusivity, we intend to strategically obtain or license additional intellectual property related to current or contemplated Product Candidates.
In some instances, we submit patent applications directly to the USPTO as provisional patent applications. Corresponding non-provisional patent applications must be filed within 12 months after the provisional application filing date. The corresponding non-provisional application may be entitled to the benefit of the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. Provisional applications for patents were designed to provide a lower-cost first patent filing in the U.S. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority period, obtain a later start to the patent term and to delay prosecution costs.
The Patent Cooperation Treaty (“PCT”) system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the PCT member states in which national or regional patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national or regional applications prior to having to incur the filing fees and prosecution costs. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national/regional-phase applications. At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organisation. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first two and a half years of filing. We intend to file U.S. nonprovisional applications and PCT applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable.
For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel, country- specific patent laws and our business model and needs are always considered. We may file patents containing claims for protection of all useful applications of our proprietary Product Candidates, as well as all new applications and/or uses we discover for existing Product Candidates, assuming these are strategically valuable. We continuously reassess the number and type of patent applications in our portfolio, as well as the pending and issued patent claims, to help ensure that maximum coverage and value are obtained for our processes, and compositions, given existing patent office rules and regulations. Further, claims may be modified during patent prosecution, to the extent allowed, to meet our intellectual property and business needs.
There can be no assurance that we will be able to obtain, maintain, enforce and defend all patents and other intellectual property rights necessary to conduct our business. The patents that issue from our patent applications or any that we may in-license in the future, if any, may be challenged by third parties, may not effectively prevent third parties from commercializing competitive technologies or may not otherwise provide us with a competitive advantage.
We may also rely on trade secrets relating to our Product Candidates and technology, and we may seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. However, trade secrets are difficult to protect and may provide us with only limited protection. It is our policy and practice to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us, and for employees and consultants to enter into invention assignment agreements with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Where applicable, the agreements provide that all inventions to which the individual contributed as an inventor shall be assigned to us, and as such, will become our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.
For more information regarding the risks related to our intellectual property, see section titled “Risk Factors — Risks Related to Intellectual Property.”
Government Regulation and Product Approval
U.S. Regulations
As a biopharmaceutical company with operations in the U.S., we are subject to extensive regulation. Among others, the FDA, U.S. Department of Health and Human Services Office of Inspector General, the Centers for Medicare and Medicaid Services (“CMS”) and comparable regulatory authorities in state and local jurisdictions impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs and biologics such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.
U.S. Regulation of Drugs and Biologics
In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations, and biologics under the FDCA and the Public Health Service Act (“PHSA”), and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning or other enforcement letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

FDA approval is required before a drug or biological product may be marketed in the U.S. and they are also subject to other federal, state, and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:
•completion of extensive preclinical laboratory tests and preclinical animal studies, certain of which must be performed in accordance with Good Laboratory Practice (“GLP”) regulations and other applicable requirements;
•submission to the FDA of an investigational new drug application (“IND”), which must become effective before human clinical studies may begin;
•approval by an independent IRB or ethics committee at each clinical site before each clinical study may be initiated;
•performance of adequate and well-controlled human clinical studies in accordance with Good Clinical Practice (“GCP”) requirements to establish the safety and efficacy, or with respect to biologics, the safety, purity and potency of the product candidate for each proposed indication;
•preparation of and submission to the FDA of an NDA or BLA after completion of all pivotal clinical studies that include substantial evidence of safety, purity, and potency of the drug from analytical studies and from results of nonclinical testing and clinical trials;
•satisfactory completion of an FDA advisory committee review, where appropriate and if applicable;
•a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the proposed product is produced to assess compliance with current Good Manufacturing Practices (“cGMP”), and potential FDA inspection of nonclinical study and clinical trial sites that generated the data in support of the NDA or BLA to ensure compliance with GCP; and
•FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the drug in the U.S.
An IND is a request for allowance from the FDA to administer an investigational drug or biological product to humans. The central focus of an initial IND submission is on the general investigational plan and the protocol or protocols for clinical trials. The IND submission also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls (“CMC”) information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on a clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which includes, among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, such as the FDA, may impose a partial or full clinical hold, or the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to some data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries.
The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined.
•Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution and excretion of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•Phase 2. The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product labeling.
In some cases, the FDA may condition approval of an NDA or BLA for a product candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug in the approved therapeutic indication. Such post-approval studies are often referred to as Phase 4 clinical studies.
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval in the U.S. Specifically, such studies must be conducted in accordance with GCP, and if the FDA must be able to validate the data from the study through an on-site inspection if the FDA deems such inspection necessary. If a marketing application is based solely on foreign clinical data, regardless of whether the studies were conducted under an IND, the FDA requires that the studies be conducted in accordance with GCP requirements, and that the data be applicable to the U.S. population and U.S. medical practice. The foreign studies must also have been performed by clinical investigators of recognized competence, and the FDA must be able to validate the data through an on-site inspection or other appropriate means, if the FDA deems such an inspection to be necessary.
Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
NDA and BLA Review Process
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including from nonclinical studies and clinical trials, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. The NDA or BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from a number of alternative sources, including studies initiated and sponsored by investigators. The submission of an NDA or BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.
In addition, under the Pediatric Research Equity Act (“PREA”), an NDA or BLA or supplement to an NDA or BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The FDA requires that a sponsor that is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan within 60 days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any drug or biological product for an indication for which orphan designation has been granted.
Within 60 days following submission of the application, the FDA reviews the submitted BLA or NDA to determine if the application is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. Once an NDA or BLA has been accepted for filing, the FDA’s goal is to review standard applications within 10 months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended for a three-month period by the FDA in response to new information designated as a major amendment to the application. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is sufficient to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. When reviewing an NDA or BLA, the FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.
After the FDA evaluates the NDA or BLA and conducts any required inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the NDA or BLA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the CRL may include recommended actions that the applicant take. If a CRL is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, withdraw the application, or request an opportunity for a hearing. Even if such data and information are submitted, the FDA may decide that the BLA or NDA does not satisfy the criteria for approval.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA or BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post-market studies or surveillance programs to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track program is intended to expedite or facilitate the process for reviewing product candidates that meet specific criteria. Specifically, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the application may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.
A BLA or NDA is also eligible for priority review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For new-molecular-entity NDAs and original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to 10 months under standard review).
Additionally, depending on the design of the applicable clinical trials, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that these studies be underway at the time of approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug or biologic for this type of disease or condition will be recovered from U.S. sales of that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug or biologic was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for some research and a waiver of the NDA or BLA application user fee.
A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Post-Approval Requirements
Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved NDA or BLA. Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMPs, which among other things, impose certain procedural and documentation requirements upon BLA or NDA holders and any third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-marketing studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•product seizure or detention, or refusal of the FDA to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Health Care Provider (DHCP) letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
The FDA closely regulates the marketing, labeling, advertising and promotion of drug products and biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
Drug Product Marketing Exclusivity
Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of some marketing applications. For example, the FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent derivative, such as a complex, chelate, or clathrate, responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”) or an NDA submitted under Section 505(b)(2) (“505(b)(2) NDA”) submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.
The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of approval for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b) (2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Pediatric exclusivity is another type of marketing exclusivity available in the U.S. Pediatric exclusivity provides for an additional six months of exclusivity attached to another existing patent term or period of regulatory exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a “written request” does not require the sponsor to undertake the described clinical trials.
Biosimilars and Reference Product Exclusivity
The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created some exclusivity periods for biosimilars approved as interchangeable products.
A biological product can also obtain pediatric market exclusivity in the U.S., as described above if the BLA sponsor voluntarily completes a pediatric study that fairly response to a “written request” from the FDA to conduct such study.

Clinical Trial Conduct and Product Approval Regulation in Non-U.S. Jurisdictions
In addition to regulations in the U.S., we may be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. For example, clinical trials conducted in the European Union must be done under an Investigational Medicinal Product Dossier, and the oversight of an Ethics Committee. If we market our products in foreign countries, we also will be subject to foreign regulatory requirements governing marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required for FDA approval. There is no assurance that any future FDA approval of any of our product candidates will result in similar foreign approvals or vice versa. The process for clinical trials in other jurisdictions are similar, and trials are heavily scrutinized by the designated Ethics Committee.
U.S. Healthcare Laws
Pharmaceutical and medical device manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, price reporting, and transparency laws and regulations, as well as similar foreign laws in the jurisdictions outside the U.S., including but not limited to those discussed below.
The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion from the federal healthcare programs may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute.
The federal civil monetary penalties and false claims laws, including the civil False Claims Act (“FCA”), prohibit individuals or entities from, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Penalties for FCA violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim or statement. Other penalties include the potential for exclusion from participation in federal healthcare programs. Additionally, although the FCA is a civil statute, FCA violations may also implicate various federal criminal statutes. There is also the U.S. federal criminal False Claims Act, which is similar to the FCA and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.
The federal civil monetary penalties laws authorize the imposition of substantial civil fines for monetary penalties against an entity that engages in activities including, among other things, (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by Medicare or a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment.
The Health Information Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The Physician Payments Sunshine Act imposes annual reporting requirements for some manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for some payments and “transfers of value” provided to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), specific non-physician providers including physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.
Moreover, analogous state and foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, many of which differ from each other in significant ways, thus further complicating compliance efforts; and restrict marketing practices or require disclosure of marketing expenditures and pricing information, including notice of price increases.
Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if a manufacturer becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.
U.S. Healthcare Coverage and Reimbursement
Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage processes of a payor may require manufactures to provide scientific and clinical support for the use of a product to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.
Third-party payors are also increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are more and more challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.
In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.
EU Pricing and Reimbursement
Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products can only be effectively marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials in order to compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states may allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.
In December 2021, Regulation ((EU) 2021/2282) on HTA (“HTA Regulation”) was adopted. While the HTA Regulation entered into force in January 2022, it currently only applies for oncology and advanced therapy medicinal product therapies, and it will begin to apply as from January 13, 2028 for orphan medicinal products and January 13, 2030 for other medicinal products. It particularly replaces the current system based on the voluntary network of national authorities, and the new framework covers joint clinical assessments, joint scientific consultations, the identification of emerging health technologies, and voluntary cooperation for the national authorities. The HTA Regulation aims to provide a transparent and inclusive framework for health technology assessments in the EU, and it will help EU member states determine the effectiveness and value of new technologies and decide on pricing and reimbursement by health insurers or health systems.
U.S. Healthcare Reform
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the U.S. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell some “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for covered outpatient drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial and Congressional challenges to some aspects of the ACA. On June 17, 2022, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how other healthcare reform measures enacted by Congress or implemented by the Trump administration, if any, will impact our business.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect in 2013 and will remain in effect through 2032 absent additional congressional action, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. In addition, individual states in the U.S. have also become increasingly active in implementing regulations designed to address pharmaceutical product pricing, such as transparency measures that require the disclosure of prices, including price or patient reimbursement constraints, discounts, restrictions on specific product access and changes, marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing costs, and research costs, among others.

Furthermore, there has been increased interest by third party payors and governmental authorities as to pricing systems and publication of discounts and list prices for drug spending.
In August 2022, former President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug and biological product manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation which began in 2023; implements changes to the Medicare Part D benefit that, which began in 2025, will cap benefit annual out-of-pocket spending at $2,000, with new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.
We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may, among other things, result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
Foreign Corrupt Practices Act
We are subject to the Foreign Corrupt Practices Act of 1997, as amended, (the “FCPA”). The FCPA and other similar anti-bribery laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. We have a policy against using Company funds for political purposes, and we incurred no costs associated with legal or regulatory fines or settlements associated with violations of bribery, corruption or anti-competitive standards.
Patient Privacy and Data Security
We are required to comply, as applicable, with numerous federal and state laws, including state security breach notification laws, state health and personal information privacy laws and federal and state consumer protection laws, and to govern the collection, use and disclosure of personal information. Numerous states have adopted data privacy and security laws and regulations, which govern the privacy, processing and protection of consumer health-related information and other personal information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) went into effect on January 1, 2020 and was amended by the California Privacy Rights Act on January 1, 2023 (as amended, the “CPRA”). The CPRA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling specific personal information. It also provides a private right of action for data breaches which has increased the likelihood of, and risks associated with, data breach litigation and creates a statutory damages framework. In addition, the CPRA created a new state agency to oversee implementation and enforcement efforts. Additional compliance investment and potential business process changes may be required as the CPRA evolves and is enforced. Similar laws have passed in several other states, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
In addition, most healthcare providers who may utilize our products we may sell in the future are subject to privacy and security requirements under HIPAA and HITECH. We are not a HIPAA covered entity, do not intend to become one, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to civil and criminal penalties if we knowingly obtain individually identifiable or protected health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including through affecting our customers. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation, and potentially fines and penalties.
In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
Environmental, Health and Safety Laws
Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations. Further, in the future, we may open manufacturing facilities that would likely be subject to environmental and health and safety authorities in the relevant jurisdictions. These authorities typically administer laws which regulate, among other matters, the emission of pollutants into the air (including the workplace), the discharge of pollutants into bodies of water, the storage, use, handling and disposal of hazardous substances, the exposure of persons to hazardous substances, and the general health, safety and welfare of employees and members of the public. Violations of these laws could subject us to strict liability, fines or liability to third parties.
PRC Regulations
We are subject to a variety of PRC laws, rules and regulations affecting many aspects of our business. This section sets out a summary of the major relevant laws, regulations, rules and policies which may have material impact on our business and operations.
Regulations on Company Establishment and Foreign Investment
The establishment, operation and management of corporate entities in the PRC are governed by the Company Law of the PRC (the “PRC Company Law”), which was promulgated by the Standing Committee of the National People’s Congress (the “NPC”) in December 1993 and further amended in December 1999, August 2004, October 2005, December 2013, October 2018 and July 2024, respectively. According to the PRC Company Law, companies are generally classified into two categories: limited liability companies and companies limited by shares. The PRC Company Law also applies to non-PRC-invested limited liability companies.
Investment activities in the PRC by non-PRC investors are governed by the Guiding Foreign Investment Direction, which was promulgated by the State Council in February 2002 and came into effect in April 2002, and the Special Administrative Measures for the Access of Foreign Investment (Negative List) (the “Negative List”) which was recently updated by the PRC Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission in September 2024 and came into effect in November 2024. The Negative List sets out the restrictive measures in a unified manner, such as the requirement on shareholding percentages and management, for the access of non-PRC investments, and the industries that are prohibited from receiving non-PRC investment. The Negative List covers 11 industries, and any field not falling under the Negative List shall be administered under the principle of equal treatment to PRC and non-PRC investment.
Foreign Investment Law of the PRC (the “Foreign Investment Law”) was promulgated by the NPC in March 2019 and came into effect in January 2020. When the Foreign Investment Law came into effect, the Law on Wholly Foreign-owned Enterprises of the PRC, the Law on Sino-foreign Equity Joint Ventures of the PRC and the Law on Sino-foreign Cooperative Joint Ventures of the PRC were repealed simultaneously. The investment activities of non-PRC natural persons, enterprises or other organizations (collectively, the “non-PRC investors”) directly or indirectly within the territory of the PRC shall comply with and be governed by the Foreign Investment Law. Such activities include: (1) establishing by non-PRC investors of non-PRC-invested enterprises in the PRC alone or jointly with other investors; (2) acquiring by non-PRC investors of shares, equity, property shares, or other similar interests of PRC enterprises; (3) investing by non-PRC investors in new projects in the PRC alone or jointly with other investors; and (4) other forms of investment prescribed by laws, administrative regulations or the State Council.
In December 2019, the State Council promulgated the Regulations on Implementing the Foreign Investment Law of the PRC, which came into effect in January 2020. When the Regulations on Implementing the Foreign Investment Law of the PRC came into effect, the Regulation on Implementing the Sino-Foreign Equity Joint Venture Enterprise Law of the PRC, Provisional Regulations on the Duration of Sino-Foreign Equity Joint Venture Enterprise, the Regulations on Implementing the Wholly Foreign-Invested Enterprise Law of the PRC and the Regulations on Implementing the Sino-Foreign Cooperative Joint Venture Enterprise Law of the PRC were repealed simultaneously.

In December 2019, the MOFCOM and the State Administration for Market Regulation (the “SAMR”) promulgated the Measures on Reporting of Foreign Investment Information, which came into effect in January 2020. When the Measures on Reporting of Foreign Investment Information came into effect, the Interim Measures for the Administration of Filing for Establishment and Changes in Foreign Investment Enterprises were repealed simultaneously. Since January 1, 2020, for non-PRC investors carrying out investment activities directly or indirectly in the PRC, the non-PRC investors or non-PRC-invested enterprises shall submit investment information to the relevant commerce administrative authorities according to the Measure on Reporting of Foreign Investment Information.
Additional Foreign Regulation
In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our Product Candidates. For example, in the EU, we must obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.
Other Laws
We are subject to a variety of financial disclosure and securities trading regulations as a public company, including laws relating to the oversight activities of the SEC and the regulations of The Nasdaq Global Market, on which our ADSs are traded. We are also subject to various laws, regulations and recommendations relating to safe working conditions, laboratory practices and the experimental use of animals.
Human Capital Management
At December 31, 2024, we had a total of 62 full-time employees, 35 of whom were engaged in research and development activities and 27 of whom were engaged in general and administrative activities. We offer our employees either a hybrid or full-time remote approach to working in the office. Our employees who work in the office are predominantly located in San Diego, California or Taicang, China. None of our employees are represented by a labor union and we consider our employee relations to be good.
The principal purpose of our equity incentive plan is to attract, retain, and motivate our employees through the granting of share-based compensation awards.
In addition to highly competitive base compensation, bonus structure and awards granted pursuant to our equity incentive plans, we offer numerous benefits to employees on a country-by-country basis, including a 401(k) plan with matching, health (medical, dental and vision) insurance, life insurance, paid time off, and short-term and long-term disability. To drive further engagement and individual ownership of the Company, we also maintain an employee stock purchase plan, which provides eligible employees an opportunity to purchase additional Company stock at a discounted price.
Enforcement of Civil Liabilities
We are incorporated under the laws of the Cayman Islands as an exempted company with limited liability. All of our officers and a majority of our directors are U.S. residents, and our corporate headquarters is located in San Diego, California. However, certain of our operations are conducted, and certain of our operational assets are located, in the PRC. As a result, it may not be possible to effect service of process upon us with respect to certain matters, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law and other applicable laws and regulations based either on treaties between the PRC and the country where the judgment is made or on principles of reciprocity between jurisdictions. The PRC does not have any treaties or other form of reciprocity with the U.S. or the Cayman Islands that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S. or in the Cayman Islands. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against a company in the PRC for disputes if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. It may be, however, difficult for U.S. shareholders to originate actions against us in the PRC in accordance with PRC laws because we are incorporated under the laws of the Cayman Islands and it may be difficult for U.S. shareholders, by virtue only of holding our ADSs or ordinary shares, to establish sufficient connection to the PRC for a PRC court to have jurisdiction as required under the PRC Civil Procedures Law.
We have appointed Connect Biopharm LLC, as our agent upon whom process may be served in any action brought against us under the securities laws of the U.S.
The Courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the U.S. predicated upon the civil liability provisions of the securities laws of the U.S. or any State; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the securities laws of the U.S. or any State, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the U.S., the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For such a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and may not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
Further, there is uncertainty as to whether the courts of the Cayman Islands would:
•recognize or enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the U.S. or any state in the U.S.; or
•entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the U.S. or any state in the U.S.
Company Information
Connect was incorporated on November 23, 2015 in the Cayman Islands as an exempted company with limited liability. Our principal executive offices are located at 3580 Carmel Mountain Road, Suite 200, San Diego, California 92130, and our telephone number is (858) 727-1040. Our website address is www.connectbiopharm.com. We make our periodic and current reports available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. No portion of our website is incorporated by reference into this Annual Report on Form 10-K. We file our annual, quarterly and special reports, and other information with the SEC. Our filings with the SEC are also available to the public on the SEC’s website at http://www.sec.gov. Additional information regarding the Company, including our audited financial statements and descriptions of our business, is contained in the documents incorporated by reference in this Annual Report on Form 10-K. Our American Depositary shares are traded on The Nasdaq Global Market, under the symbol “CNTB.”
ITEM 1A.              RISK FACTORS
Investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing elsewhere herein including the section titled “Operating and Financial Review and Prospects,” before deciding whether to invest or maintain any investment in our ADSs. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our ADSs could decline and some or all of their value may be lost. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In this section, we first provide a summary of the more significant risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements
We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We might never generate any additional revenue or become profitable or, if we achieve profitability, we might be unable to sustain it.
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We commenced operations in 2012, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, performing research and development activities, establishing our intellectual property portfolio, discovering potential Product Candidates and conducting preclinical studies and clinical trials. Our approach to the discovery and development of Product Candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. We currently only have rademikibart in clinical development. There is no guarantee that we will be able to continue the development of or advance any Product Candidate into further clinical trials, including to meet the capital requirements for such activities. Although our management team has experience doing so, as a company we have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a company history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. If our Product Candidates are not successfully developed and approved, we might never generate any additional revenue. Our net losses were $15.6 million and $62.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated loss of $345.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our Product Candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, increase our production capacity, and seek regulatory approvals for our Product Candidates, as well as hire additional personnel, obtain and protect our intellectual property and incur additional costs for commercialization or to expand our pipeline of Product Candidates.
To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our Product Candidates, obtaining regulatory approval for these Product Candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We might never succeed in these activities and, even if we do, might never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we might not be able to sustain or increase profitability. If we fail to become and remain profitable, the value of our ADSs could be depressed and our ability to raise capital, expand our business, maintain our research and development efforts, diversify our Product Candidates or even continue our operations could be impaired, and some or all of the value of our ADSs could be lost.
We will require substantial additional capital to achieve our goals, and a failure to obtain or access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Our existing capital will not be sufficient for us to fund our Product Candidate through regulatory approvals, and we will need additional capital to complete their development and commercialization.
The development of biopharmaceutical product candidates is capital-intensive. Since our inception, we have used substantial amounts of cash to fund our operations and we expect our expenses to increase in connection with our ongoing activities during the next few years, particularly as we conduct our ongoing and planned clinical trials, and continue research and development, and seek regulatory approval for, our Product Candidates. There can be no assurance that we will secure any desired partnership on a timely basis or acceptable terms. Further, subject to the terms and conditions of each partnership, external factors beyond our control may affect our collection of milestone payments or royalty payments under such a partnership. For example, on November 21, 2023, Connect HK and Connect SZ, two of the Company’s

wholly owned subsidiaries, or the Connect Licensor, entered into an exclusive license and collaboration agreement, or the Simcere Agreement, with Simcere Pharmaceutical Co., Ltd., or the Simcere Licensee, to develop and commercialize rademikibart in Greater China. For additional information, see Item 1. “Business – Intellectual Property – Material Contracts”. However, external factors such as changes in applicable laws, government actions or other similar circumstances beyond our control could cause delay or disruption in future payments owed to us by the Simcere Licensee under the Simcere Agreement. Further, failure of our PRC rademikibart trials in meeting the respective primary end points set forth in the trial protocols could entitle the Simcere Licensee to terminate the Simcere Agreement.
In addition, as our Product Candidates progress through development and toward commercialization, we might need to make royalty or other payments to our licensors and other third parties. Furthermore, if and to the extent we seek to acquire or in-license additional Product Candidates or rights in the future, we could be required to make significant upfront payments, milestone payments, licensing payments, royalty payments and/or other types of payments. If we obtain regulatory approval for any of our Product Candidates, we would also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our Product Candidates. Furthermore, we have incurred, and we expect to continue incurring, significant costs associated with operating as a public company. Accordingly, we might need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or find alternative sources of financing when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, including in connection with any license or collaboration agreement that we may have entered into or may enter into in the future, and we may need to focus our efforts on fewer Product Candidates to conserve our resources.
Our operating plans and other demands on our cash resources could change as a result of many factors currently unknown to us, and we might need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we might seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Any additional capital raising efforts could divert our management from day-to-day activities, which could adversely affect our ability to develop and, if approved, commercialize our current and any future Product Candidates. Additional funding might not be available on acceptable terms, or at all. The global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability, all resulting from global, regional and geopolitical events, including, for example, the Russia-Ukraine and the Israel-Gaza wars. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.
Our future financing requirements will depend on many factors, including:
•the type, number, scope, progress, expansions, results, costs and timing of our clinical trials and preclinical studies of our Product Candidates, which we are pursuing or may choose to pursue in the future;
•potential future safety concerns related to the use of our Product Candidates;
•adverse findings regarding the efficacy of our Product Candidates as additional information is acquired;
•the costs and timing of manufacturing for our Product Candidates, including commercial manufacturing if any Product Candidate is approved;
•the costs, timing and outcome of regulatory review of our Product Candidates;
•the costs of obtaining, maintaining, enforcing and defending our patents and other intellectual property and proprietary rights and resolving disputes related to third parties’ intellectual property and proprietary rights;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•the costs associated with hiring additional personnel and consultants as our clinical activities increase;
•the timing and amount of the royalty or other payments we must make to our licensors and other third parties;

•the costs and timing of establishing or securing sales and marketing capabilities if any Product Candidate is approved or in anticipation of approval;
•our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•costs associated with any Product Candidates, products or technologies that we may in-license or acquire.
Conducting clinical trials and preclinical studies is a time consuming, expensive and uncertain process that takes years to complete, and we might never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our Product Candidates, if approved, might not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all.
Accordingly, we might need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing might not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, limit, reduce or terminate our product development, or future commercialization efforts or grant third-parties rights to develop and market Product Candidates that we would otherwise have the potential to develop and market ourselves. Our ability to grow and support our business and to respond to market challenges could be significantly limited in these circumstances, which could have a material adverse effect on our business, financial condition and results of operations.
Additionally, we maintain most of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. For example, in 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation (“FDIC”) and the FDIC was appointed receiver to oversee the newly formed bridge bank Silicon Valley Bank, N.A. (“SVB NA”) which assumed all transferred assets from SVB. First-Citizens Bank & Trust Company, Raleigh, North Carolina (“First Citizens”) subsequently purchased all deposits and loans of SVB, and depositors of SVB became depositors of First Citizens. We hold only an insignificant amount of deposits with First Citizens and have transferred the majority of our deposits from First Citizens to other financial institutions, so we do not currently anticipate problems accessing our deposits at First Citizens or other financial institutions. However, in the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, or with whom we have agreements, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
Raising additional capital may cause substantial dilution to our shareholders, including holders of our ADSs, restrict our operations or require us to relinquish rights to our technologies or Product Candidates.
Until such time, if ever, as we can generate substantial revenues, we expect to finance our business and operational needs through equity offerings, debt financings or other financing sources, including potentially collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investors’ ownership interests could be substantially diluted, and the terms of these securities could include liquidation or other preferences that adversely affect investors’ rights as a holder of our ADSs. We currently have an effective shelf registration statement covering the offering of up to $300,000,000 in the aggregate of our ADSs, including up to $150,000,000 of our ADSs that may be issued and sold from time to time “at the market” under a sales agreement with Leerink Partners LLC (formerly SVB Securities LLC) and Cantor Fitzgerald & Co. There has been no takedown from the shelf registration statement or sale of ADSs under such sales agreement, but any such financing if effected would likely cause substantial dilution to holders of our securities.
Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we raise funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams, research programs or Product Candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our ADSs. We may also cede some or all control of the development of our products or Product Candidates, such as the pace and scope of clinical trials, as a result of such third-party arrangements. If we are unable to raise funds through equity or debt financings when needed, we could be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or Product Candidates that we would otherwise prefer to develop and market ourselves.
Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur unforeseen costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our Product Candidates.
All jurisdictions in which we intend to conduct our clinical drug development activities regulate these activities in great depth and detail. We intend to focus our activities on major markets, including the U.S. and the PRC. We currently conduct or plan to conduct clinical trials in various countries and jurisdictions, and we must comply with the numerous and varying regulatory requirements of each such jurisdiction. Before obtaining marketing approval from the FDA, the NMPA, the European Commission, or other comparable foreign regulatory authorities for the sale of our Product Candidates, we must complete preclinical development and extensive clinical trials to demonstrate the efficacy and safety of our Product Candidates. Clinical testing is expensive, time-consuming and subject to uncertainty. A failure of one or more clinical trials can occur at any stage of the process, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.
We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. For example, in light of PRC governmental guidelines, in 2023 we decided to initiate two new studies for rademikibart to further support drug registration application. We also cannot be sure that submission of an IND or similar application will result in the FDA, the NMPA, the EU Member States, or another regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even during these trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:
•inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials;
•delays or failure in obtaining regulatory authorization or allowance to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a study;
•delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•delays in identifying, recruiting and training suitable clinical investigators;
•delays in obtaining required ethics committee or institutional review board (“IRB”) approval at each clinical trial site, or terminations or suspensions of our clinical trials by an IRB;
•delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our Product Candidates for use in clinical trials or the inability to do any of the foregoing;
•insufficient or inadequate supply or quality of Product Candidates or other materials necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
•imposition of a temporary, partial, full, or permanent clinical hold by regulatory authorities for a number of reasons, including after review of an IND or amendment or equivalent foreign application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; or a negative finding from an inspection of our clinical trial operations or study sites;
•developments in trials conducted by competitors for related technology that raises FDA, NMPA, EMA, or foreign regulatory authority concerns about risk to patients of the technology broadly, or findings by the FDA, the NMPA or a foreign regulatory authority that an investigational protocol or plan is clearly deficient to meet its stated objectives;
•delays or failure in recruiting, screening and enrolling suitable patients and delays or failure caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;
•difficulty collaborating with patient groups and investigators;
•failure by our CROs, other third parties or us to adhere to clinical trial protocols;
•failure to perform clinical trials in accordance with the FDA’s, the NMPA’s, the EMA’s, or any other comparable foreign regulatory authority’s GCPs or applicable regulatory guidelines in other countries;
•occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of adverse events in trials of the same class of agents conducted by other companies;
•changes to clinical trial protocols;
•clinical sites deviating from trial protocol or dropping out of a trial;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;
•the cost of clinical trials of our Product Candidates being greater than we anticipate;
•clinical trials of our Product Candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such Product Candidates;
•transfer of manufacturing processes to larger-scale facilities operated by a CMO, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing processes, including those related to our new high-yield cell line; and
•third parties being unwilling or unable to satisfy their contractual obligations to us.
Clinical trials must be conducted in accordance with the FDA, the NMPA and other comparable foreign regulatory authorities’ requirements, regulations and guidelines, which can change unexpectedly and significantly, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. We could encounter delays or failure in the development of our Product Candidates if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, the NMPA or any other comparable foreign regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the NMPA or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a Product Candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
Further, conducting clinical trials in foreign countries for our Product Candidates, as in our ongoing clinical trials, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled study participants in foreign countries to adhere to clinical protocol as a result of differences in healthcare services, languages or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries, including war. For example, we engaged CROs to conduct clinical trials outside of the U.S., including in Ukraine for trials for rademikibart and a previous product candidate, icanbelimod (formerly CBP-307). The Russia-Ukraine war impacted our ability to continue our trials in Ukraine and the surrounding region and prevented us from obtaining data from our trials, previously located at sites in these countries. This also delayed the completion of our clinical trials and/or analyses of clinical results, which could materially harm our business.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under some circumstances, we may be required to report some of these relationships to the FDA, the NMPA or any other comparable foreign regulatory authorities. The FDA, the NMPA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA, the NMPA or a comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA, the NMPA or a comparable foreign regulatory authority, as the case may be, and could ultimately lead to the denial of marketing approval of our Product Candidates.
Delays or failure in the completion of any clinical trial of our Product Candidates will increase our costs, slow down our Product Candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our Product Candidates. Any delays to or failure in our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our Product Candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our Product Candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.
We depend on enrollment of patients in our clinical trials for our Product Candidates. If we experience delays or difficulties enrolling patients in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially adversely affected.
Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. These types of developments could cause us to delay the trial or halt further development.
Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our Product Candidates, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. In addition, there may be limited patient pools from which to draw for clinical studies. The eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study.
Patient enrollment also depends on many other factors, including:
•the size and nature of the patient population;
•the severity of the disease under investigation;
•eligibility criteria for the trial;

•the proximity of patients to clinical sites;
•the design of the clinical protocol;
•the ability to obtain and maintain patient consents;
•the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•the risk that patients enrolled in clinical trials will drop out of the trials before the administration of our Product Candidates or trial completion;
•the availability of competing clinical trials;
•the availability of new drugs approved or drug candidates under investigation for the indication the clinical trial is investigating; and
•clinicians’ and patients’ perceptions as to the potential risks and advantages of the drug being studied in relation to other available therapies.
These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner, or may require us to abandon one or more clinical trials altogether. For example, we engaged CROs to conduct clinical trials outside of the U.S., including in Ukraine for rademikibart and a previous product candidate, icanbelimod, and patient enrollment in Ukraine was disrupted in 2022 due to the Russia-Ukraine war. Delays in the completion or termination of any clinical trial of our Product Candidates will increase our costs, slow down our Product Candidate development and approval process, and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our Product Candidates.
Our Product Candidates may be associated with serious adverse events or undesirable side effects or have other properties that could delay or halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.
Adverse events or other undesirable side effects caused by our Product Candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the NMPA or other comparable foreign regulatory authorities for such Product Candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. We have observed treatment-related adverse events in clinical trials of our Product Candidates.
During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our Product Candidates in larger, longer and more extensive clinical trials, or as use of these Product Candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval.
If any serious adverse events occur, clinical trials or commercial distribution of any Product Candidates or products we develop or commercialize could be suspended or terminated, and our business could be seriously harmed. Treatment-related side effects could also affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us to cease further development of, deny approval of, or require us to cease selling any approved products for any or all targeted indications. If we are required to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of one or more Product Candidates or products may be harmed, and our ability to generate product revenues from them or other Product Candidates that we develop may be delayed or eliminated. Additionally, if one or more of our Product Candidates receives marketing approval and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:
•regulatory authorities may suspend, limit or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;

•regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;
•we may be required to create a REMS which could include a medication guide outlining the risks of such side effects for distribution to patients;
•we may be subject to fines, injunctions or the imposition of administrative or criminal penalties;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular Product Candidate, if approved, and could seriously harm our business.
We have conducted and may continue to conduct clinical trials for our Product Candidates in international sites, and the applicable regulatory authority may not accept data from trials conducted in foreign locations.
We have conducted, and may in the future choose to conduct, clinical trials outside the U.S. for our Product Candidates. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to specific conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not conducted pursuant to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was conducted in accordance with GCP requirements, and the FDA must also be able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, NMPA or any other comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA, NMPA or any other comparable foreign regulatory authority does not accept the data from our clinical trials of our Product Candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our Product Candidates.
Interim, “top-line” or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose top-line or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Moreover, caution should be exercised in drawing any conclusions from a comparison of data that does not come from head-to-head analysis. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line or preliminary data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Disclosure of interim data by us or by our competitors could also result in volatility in the price of our ADSs.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular Product Candidate or product and our ADSs. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and investors or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our Product Candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
We may attempt to secure approval from the FDA, the NMPA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, the NMPA or comparable foreign regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, the NMPA or comparable foreign regulatory authorities may seek to withdraw accelerated approval.
We may in the future seek an accelerated approval for one or more of our Product Candidates. Under the accelerated approval program in the U.S., for example, the FDA may grant accelerated approval to a Product Candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the Product Candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, or if the sponsor fails to conduct such studies in a timely manner, the FDA, may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, former President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in that omnibus bill was the Food and Drug Omnibus Reform Act of 2022, which among other things, provided FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.
Prior to seeking accelerated approval from the FDA or a comparable accelerated or conditional approval from other regulatory authorities, for any of our Product Candidates, we intend to seek feedback from the applicable regulatory authorities and will otherwise evaluate our ability to seek and receive any form of accelerated or conditional approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA, for accelerated approval or seek any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our Product Candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA, the NMPA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type.
Further, there have been regulatory initiatives in the PRC in the past few years in relation to clinical trial approvals, the evaluation and approval of some drugs and medical devices and the simplification and acceleration of the clinical trial process.
A failure to obtain accelerated approval or any other form of expedited development, review or approval for one of our Product Candidates would result in a longer time period until any commercialization of such Product Candidate, could increase the cost of development of such Product Candidate, and could harm our competitive position in the marketplace.

Even if we do obtain accelerated approval for our products, FDA, the NMPA, or other comparable foreign regulatory authorities could withdraw approval based on the results from our confirmatory trials.
We have only one Product Candidate, rademikibart, currently in clinical development. If we are unable to successfully develop our Product Candidates or experience significant delays in doing so, our business will be materially harmed.
We have only one Product Candidate, rademikibart, currently in clinical development. Any additional Product Candidates will need to progress through IND-enabling studies prior to clinical development. We have invested substantially all our efforts and financial resources into developing rademikibart, identifying potential Product Candidates and conducting preclinical studies and clinical trials. As a result, we have limited infrastructure, and cannot be certain that our ongoing or planned clinical trials will be initiated or completed on time, if at all, that our planned development programs would be acceptable to the FDA, the NMPA or other comparable foreign regulatory authorities, or that, if approval is obtained, such Product Candidates can be successfully commercialized. There can be no assurance that we will secure a desired partnership on a timely basis or acceptable terms. Further, we cannot assure that all payment milestones will be achieved, nor can we assure that any sales will be effected to entitle us to royalty payments, under any desired partnership. For example, there can be no assurance that all the milestone and royalty payments under the Simcere Agreement will be made available to us.
Because of the early stage of some of our development and clinical programs, the success of our Product Candidates will depend on several factors, including the following:
•timely and successful enrollment in clinical trials and completion of clinical trials and preclinical studies with favorable results, for example, the impact of the Ukraine-Russia war on the schedule of our clinical trials, including on patient enrollment and trial data collection;
•submission of and allowance to proceed with clinical trials under INDs by the FDA or similar regulatory filing by the NMPA or comparable foreign regulatory authorities for the conduct of clinical trials of our preclinical Product Candidates and our proposed design of future clinical trials;
•demonstrating safety, purity, potency and/or efficacy of our Product Candidates to the satisfaction of applicable regulatory authorities;
•receipt of marketing approvals from applicable regulatory authorities, including of NDAs or BLAs from the FDA or of similar regulatory filings from the NMPA or comparable foreign regulatory authorities, and maintaining such approvals;
•making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•establishment, maintenance, enforcement and defense of patent, trade secret and other intellectual property and proprietary protection or regulatory exclusivity for our Product Candidates;
•maintaining an acceptable safety, tolerability and efficacy profile of our products following approval, if any;
•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•manufacturing our Product Candidates at an acceptable cost; and
•maintaining and growing an organization of people who can develop our products and technology.
The success of our business, including our ability to finance our business and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our Product Candidates, which may never occur. We may not succeed in demonstrating the safety or efficacy for all Product Candidates in clinical trials or in obtaining marketing approval thereafter. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our Product Candidates, we may not be able to generate sufficient revenue to continue our business.

Our approach to the discovery and development of Product Candidates based on potent T cell modulation activity is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our Product Candidates or render our approach obsolete.
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on the rapid identification of molecules with potent T cell modulation activity, which is a novel and unproven approach. Our drug screening approach is designed to enable us to identify and develop Product Candidates targeting multiple allergic and autoimmune diseases.
While we believe our preclinical, Phase 1 and/or Phase 2 results for rademikibart were supportive of further clinical development, we have not yet succeeded and may never succeed in demonstrating the safety and efficacy of rademikibart or any other Product Candidates in a manner sufficient to obtain marketing approval. We currently do not have any other Product Candidates in clinical development.
Our approach to targeting molecules that we believe have potent T cell modulation activity may be unsuccessful in identifying additional Product Candidates, and any Product Candidates based on our technology may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the Product Candidates unmarketable or unlikely to receive marketing approval. Further, adverse developments with respect to our rademikibart program may have a significant adverse impact on the actual or perceived likelihood of success and value of our future Product Candidates based on our drug-screening approach.
In addition, the biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies. Our future success will depend in part on our ability to maintain a competitive position with our T cell modulating activity approach. If we fail to stay at the forefront of technological change in utilizing this technology and approach to create and develop Product Candidates, we may be unable to compete effectively. Our competitors may render our approach obsolete, or limit the commercial value of our Product Candidates, by advancing existing technological approaches or developing new or different approaches (including, for example, using different targeting approaches from ours), potentially eliminating the advantages that we believe we derive from our targeting of molecules with potent T cell modulation activity. By contrast, adverse developments with respect to other companies that attempt to use a similar T cell modulation approach to ours may adversely impact the actual or perceived value of and potential of our Product Candidates.
If any of these events occur, we may be forced to abandon our development efforts for one or more programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
We have never submitted an NDA or BLA, and may be unable to do so for any of our Product Candidates.
We will need to successfully obtain FDA, NMPA or comparable foreign regulatory approval to market rademikibart or any future Product Candidates. The submission of a successful NDA or BLA is a complicated and expensive time-consuming process. Although our management team has experience doing so, we have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or a BLA or other comparable foreign regulatory submission for any Product Candidate. In addition, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that will support regulatory submissions and lead to approval of any of our Product Candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of Product Candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs or BLAs for and commercializing rademikibart or any future Product Candidates.
The regulatory approval processes of the FDA, the NMPA and comparable foreign authorities are lengthy, time consuming and unpredictable, and if we are ultimately unable to obtain regulatory approval for our Product Candidates, our business will be substantially harmed.
The time required to obtain approval by the FDA, the NMPA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a Product Candidate’s clinical development and may vary unexpectedly and significantly among jurisdictions. We have not obtained regulatory approval for any Product Candidates in the U.S., the PRC or any other jurisdiction, and it is possible that any Product Candidates we may seek to develop in the future will never obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our Product Candidates in the U.S. or any other jurisdiction until we receive regulatory approval of an

NDA or BLA from the FDA or the comparable foreign regulatory submission from a comparable foreign regulatory authority.
Prior to obtaining approval to commercialize a Product Candidate in the U.S., the PRC or elsewhere, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, the NMPA or other comparable foreign regulatory agencies, as applicable, that such Product Candidates are safe and effective, or in the case of biologics in the U.S., safe, pure, and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our Product Candidates are promising, such data may not be sufficient to support approval by the FDA, the NMPA or other comparable foreign regulatory authorities. The FDA, the NMPA or other comparable foreign regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for our Product Candidates either prior to or post-approval, or it may object to elements of our clinical development program.
The FDA, the NMPA or other comparable foreign regulatory authorities can delay, limit or deny approval of our Product Candidates, or require us to conduct additional nonclinical or clinical testing or abandon a program for many other reasons, including the following:
•the FDA, the NMPA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA, the NMPA or comparable foreign regulatory authorities that a Product Candidate is safe and effective for its proposed indication;
•the results of our clinical trials may not meet the level of statistical significance required for approval by the FDA, the NMPA or comparable foreign regulatory authorities;
•serious and unexpected drug or biologic-related side effects experienced by participants in our clinical trials or by individuals using drugs or biologics similar to our Product Candidates;
•we may be unable to demonstrate that a Product Candidate’s clinical and other benefits outweigh its safety risks;
•the FDA, the NMPA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our Product Candidates may not be acceptable or sufficient to support the submission of a BLA or NDA or other comparable foreign submission or to obtain regulatory approval in the U.S., the PRC or elsewhere;
•the FDA, the NMPA or comparable foreign regulatory authorities may disagree regarding the formulation, labeling and/or the specifications of our Product Candidates;
•our clinical sites, investigators or other participants in our clinical trials may deviate from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•the FDA, the NMPA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of ours or third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA, the NMPA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
Of the large number of drugs in development, only a small percentage successfully complete the FDA, the NMPA or comparable foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market rademikibart or any future Product Candidates, which would significantly harm our business, financial condition, results of operations and prospects.
Even if we eventually complete clinical trials and receive approval of an NDA, BLA or other comparable foreign submission for our Product Candidates, the FDA, the NMPA or other comparable foreign regulatory authorities may grant approval contingent on the performance of costly additional clinical trials and/or the implementation of a REMS, which may be required to ensure safe use of the drug after approval. The FDA, the NMPA or the comparable foreign regulatory authority also may approve a Product Candidate for a more limited indication or patient population than we originally requested. Any delay in obtaining, or inability to obtain, the applicable regulatory approval would delay or prevent commercialization of that Product Candidate and would materially adversely impact our business and prospects.
Disruptions at the FDA, the NMPA, comparable foreign regulatory authorities, and other government agencies caused by shifting governmental policies and priorities, reductions in the federal workforce, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA, the NMPA, comparable foreign regulatory authorities and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the regulatory authority’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the regulatory authority’s ability to perform routine functions. For example, average review times at the FDA and the NMPA have fluctuated in recent years as a result of all or some of the foregoing. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, the NMPA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and some regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. More recently, on January 20, 2025, President Trump signed an executive order creating an advisory commission, the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect staffing levels and funding for the FDA and other regulatory agencies. Disruptions in how the FDA or other regulatory agencies operate due to these policies may materially adversely affect our business.
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if public health emergencies prevent the FDA, the NMPA or other comparable foreign regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA, the NMPA or other comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Our Product Candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.
We believe that any of our Product Candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our Product Candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors.
The proposed revision of the EU legislation on pharmaceuticals could lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU.

On April 26, 2023, the European Commission published proposals to revise the existing EU legislation on medicinal products (“EU Pharma Law Review”). The EU Pharma Law Review consists of two proposals, a new directive and a new regulation (“EU Pharma Law Proposal”) that would repeal and replace the relevant legislation concerning medicinal products for human use. The EU Pharma Law Review could have a significant impact on the regulatory data protection (“RDP”) available for to innovative medicinal products in the EU. If adopted in current form, the EU Pharma Law Proposal would reduce the current baseline for data exclusivity. Such RDP reduction could lead to a faster access to the EU market for generics and biosimilars. The proposed revisions remain to be agreed upon and adopted by the European Parliament and European Council and the EU Pharma Law Proposal may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.
Risks Related to Our Reliance on Third Parties
We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct some aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our Product Candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct some aspects of our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors, including our CROs, are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the NMPA and comparable foreign regulatory authorities for our Product Candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties, including our CROs, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the NMPA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure investors that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products manufactured under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal, state or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our Product Candidates and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of our Product Candidates, or if they do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised or incorrect due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be unproductive and may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our Product Candidates. As a result, our results of operations and the commercial prospects for our Product Candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely.
Our clinical sites and CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our clinical sites and CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.
Furthermore, U.S. export control laws and economic sanctions prohibit the provision of some products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact CROs’ ability to continue activities at clinical trial sites within regions covered by such sanctions. For example, as a result of the military conflict between Russia and Ukraine, the U.S.

and its European allies have imposed sanctions on specific industry sectors and parties in Russia and the regions of Donetsk and Luhansk in Ukraine, as well as enhanced export controls on some products and industries. These and any additional sanctions and export controls, as well as any economic countermeasures by the governments of Russia or other jurisdictions, could adversely impact our ability to continue activities at clinical trial sites within regions covered by such sanctions or directly or indirectly disrupt our supply chain. If we or our third-party contractors, including our CROs, fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of some export privileges.
If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative sites or CROs or to do so on commercially reasonable terms. Switching or adding additional sites and CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new site or CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Additionally, clinical sites and CROs may lack the capacity to absorb higher workloads or take on additional capacity to support our needs. Though we carefully manage our relationships with our CROs and through them clinical sites, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
We contract with third parties for the manufacture of our Product Candidates for preclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately, for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our Product Candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not have the infrastructure or internal capability to manufacture supplies of our Product Candidates for use in development and commercialization. We rely, and we expect to continue to rely, on third-party manufacturers for the production of our Product Candidates for preclinical studies and clinical trials. We do not have long-term supply agreements. Furthermore, the raw materials for our Product Candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our Product Candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, the extent to which global supply chain disruptions, tariffs or trade restrictions impact our ability to procure sufficient supplies for the development of our Product Candidates may depend on a number of factors outside of our control, such as regional military conflicts, terrorism, and trade relations between countries and regions.
We expect to continue to rely on third-party manufacturers for the commercial supply of any of our Product Candidates for which we obtain marketing approval. We are continuously evaluating multiple vendors both in the PRC and outside of the PRC to ensure that we have a continuous supply of Product Candidates for global studies and trials. However, we may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•the failure of the third party to manufacture our Product Candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our Product Candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•the reduction or termination of production or deliveries by suppliers, or the raising of prices or renegotiation of terms;
•the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
•the breach by the third-party contractors of our agreements with them;
•the failure of the third-party contractors to comply with applicable regulatory requirements;
•the failure of the third-party contractors to manufacture our Product Candidates according to our specifications and/or the regulatory requirements;

•the failure of our new U.S.-based CMO to satisfactorily initiate or scale up its manufacturing processes, including any delays or failures associated with the transfer of our new high-yield cell-line to such CMO;
•the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or study drug or placebo not being properly identified;
•clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•the misappropriation of our proprietary information, including our trade secrets and know-how.
We do not have complete control over all aspects of the manufacturing process of, and we are dependent on, our contract manufacturing partners for compliance with cGMP (and similar foreign) regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers might not be able to comply with cGMP regulations or similar regulatory requirements outside of the U.S. or successfully manufacture material that conforms to our specifications. If our contract manufacturers cannot comply with the strict regulatory requirements of the FDA, the NMPA or other comparable foreign regulatory authorities, they will not be able to secure and/or maintain approval for the manufacturing of our Product Candidates. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the NMPA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our Product Candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our Product Candidates, if approved. If we, or if our third-party manufacturers, fail to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of Product Candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our Product Candidates or drugs and harm our business and results of operations.
In addition, our contract manufacturing partners in the PRC could become subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in January 2024, there was Congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558). The BIOSECURE Act was passed by the House of Representatives in September 2024. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.
Our current and anticipated future dependence upon others for the manufacture of our Product Candidates or drugs may adversely affect our future profit margins and our ability to commercialize any Product Candidates that receive marketing approval on a timely and competitive basis.
Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor or other third party will discover them or that our trade secrets will be misappropriated or disclosed.
Because we currently rely on other third parties to manufacture our Product Candidates and to perform development, quality testing and other services, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, consulting agreements or other similar agreements with our advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements are intended to limit the rights of the third parties to use or disclose our confidential information, but such agreements could be breached, and we might not enter into such agreements with all applicable parties. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, the discovery by a competitor or other third party of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

We have entered into and expect to seek to enter into collaborations, licenses and other similar arrangements and may not be successful in doing so, and we may not realize the benefits of such relationships.
We have entered into and continue to seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our Product Candidates, due to capital costs or other reasons affecting our ability to develop or commercialize the Product Candidates or manufacturing constraints in some or all jurisdictions. For example, on November 21, 2023, Connect Licensor entered into an exclusive license and collaboration agreement with Simcere Licensee, to develop and commercialize rademikibart in Greater China.
We might not be successful in our efforts to secure other collaborations for our Product Candidates because our research and development pipeline may be insufficient, our Product Candidates might be deemed to be at too early of a stage of development for collaborative effort, or third parties might not view our Product Candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. There have been a significant number of recent business combinations among large pharmaceutical and biomedical companies that may result in a reduced number of potential future collaborators and changes to the strategies of the combined companies.
As a result of the foregoing factors, we might not be able to negotiate collaborations on a timely basis or on acceptable terms. If we are unable to do so, we may need to curtail the development of one or more Product Candidates, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any planned sales or marketing activities for one or more Product Candidates, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense.
Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.
Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a Product Candidate is delayed, the safety of a Product Candidate is questioned or sales of an approved Product Candidate are unsatisfactory. For example, any delay in the development or approval of rademikibart, or, if approved, any unsatisfactory sales of rademikibart beyond our control may cause delay or disruption in our ability to realize our benefits under the Simcere Agreement.
In addition, any potential future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for some rights to control decisions regarding the development and commercialization of our Product Candidates, if approved, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to our Product Candidates, could delay the development and commercialization of our Product Candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations. For example, due to factors beyond Connect Licensor’s or Simcere Licensee’s control, we cannot assure that rademikibart will be developed, approved and commercialized without delay, and any delay in the future development, approval, marketing or sales of rademikibart in Greater China may cause a delay in realizing benefits under the Simcere Agreement.
If the custodians or authorized users of our controlling non-tangible assets, including chops and seals, fail to fulfill their responsibilities, or misappropriate or misuse these assets, our business and operations may be materially and adversely affected.
Under PRC law, legal documents for corporate transactions are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with the relevant local branch of the State Administration for Market Regulation (the “SAMR”). Our subsidiaries organized under PRC law generally execute legal documents by affixing chops or seals, rather than having the designated legal representatives sign the documents. The chops of our subsidiaries are generally held by the relevant entities so that documents can be executed locally. Although we usually utilize chops to execute contracts, the registered legal representatives of our subsidiaries have the apparent authority to enter into contracts on behalf of such entities without chops, unless such contracts set forth otherwise.
In order to maintain the physical security of our chops, we generally have them stored in secured locations accessible only to the designated key employees of our legal, administrative or finance departments. Our designated legal representatives generally do not have access to the chops. Although we have approval procedures in place and monitor our key employees, including the designated legal representatives of our subsidiaries, the procedures may not be sufficient to prevent all instances of abuse or negligence. There is a risk that our key employees or designated legal representatives could abuse their authority, for example, by binding our subsidiaries with contracts against our interests, as we would be obligated to honor these contracts if the other contracting party acts in good faith in reliance on the apparent authority of our chops or signatures of our legal representatives. If any designated legal representative obtains control of the chop in an effort to obtain control over the relevant entity, we will need to have a shareholder or board resolution to designate a new legal representative and to take legal action to seek the return of the chop, apply for a new chop with the relevant authorities, or otherwise seek legal remedies for the legal representative’s misconduct. If any of the designated legal representatives obtains and misuses or misappropriates our chops and seals or other controlling intangible assets for whatever reason, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources to resolve while distracting management from our operations, and our business and operations may be materially and adversely affected.
Risks Related to Commercialization of Our Product Candidates
Even if our Product Candidates receive regulatory approval, they will be subject to ongoing regulatory review and significant post-marketing regulatory requirements and oversight.
Any regulatory approvals that we may receive for our Product Candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the Product Candidates, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our Product Candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, the NMPA or other comparable foreign regulatory authorities approve our Product Candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, sampling, promotion, import, export and recordkeeping for our Product Candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMP (and comparable foreign requirements) and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA, the NMPA and other comparable foreign regulatory authorities to ensure compliance with cGMP or similar regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
In addition, failure to comply with FDA, NMPA and other comparable foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:
•delays in reviewing or the rejection of product applications or supplements to approved applications;
•require us to change the way a product is distributed, conduct additional clinical trials, change the labeling of a product or require us to conduct additional post-marketing studies or surveillance;
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•restrictions on the products, manufacturers or manufacturing process;
•warning or untitled letters;
•civil, administrative and criminal penalties;
•injunctions;
•suspension or withdrawal of regulatory approvals;
•product seizures, detentions or import bans;

•voluntary or mandatory product recalls and publicity requirements;
•total or partial suspension of production; and
•imposition of restrictions on operations, including costly new manufacturing requirements.
The occurrence of any event or penalty described above may inhibit our ability to commercialize our Product Candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.
The FDA’s, the NMPA’s and other comparable foreign regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our Product Candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.
If any of our Product Candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our Product Candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a Product Candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees requiring, among other things, substantial additional personnel resources to manage, or has imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our Product Candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
The commercial success of our Product Candidates will depend upon the degree of market acceptance of such Product Candidates by physicians, patients, healthcare payors and others in the medical community.
Our Product Candidates may not be commercially successful. Even if any of our Product Candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or others in the medical community. The commercial success of any of our current or future Product Candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. The degree of market acceptance of our products, if approved for commercial sale, will depend on a number of factors, including:
•demonstration of clinical efficacy and safety compared to other more established products;
•the indications for which our Product Candidates are approved;
•the limitation of our targeted patient population and other limitations or warnings contained in any regulatory authority-approved labeling;
•the prevalence and severity of the diseases and any side effects;
•the convenience and ease of administration;
•the acceptance of a new drug or biologic for the relevant indication by healthcare providers and their patients;
•the reimbursement, pricing and cost-effectiveness of our products, as well as the cost of treatment with our products in relation to alternative treatments and therapies;
•our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payors;

•the willingness of patients to pay all, or a portion of, out-of-pocket costs in the absence of coverage and adequate reimbursement by third-party payors and government authorities;
•any restrictions on the use of our products, and the prevalence and severity of any adverse effects;
•the success of our physician education programs;
•the timing of market introduction of our products as well as competitive drugs;
•potential product liability claims;
•the availability of alternative effective treatments for the disease indications our p Product Candidates are intended to treat and the relative risks, benefits and costs of those treatments;
•the effectiveness of our or any of our potential future collaborators’ distribution, sales and marketing strategies; and
•unfavorable publicity relating to the product.
If any Product Candidate is approved but does not achieve an adequate level of acceptance by physicians, patients, healthcare payors or others in the medical community, we may not generate sufficient revenue from that product and may not become or remain profitable. Our efforts to educate the medical community and healthcare payors regarding the benefits of our products may require significant resources and may never be successful.
The successful commercialization of our Product Candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.
The availability of coverage and the adequacy of reimbursement by governmental healthcare programs, such as Medicare and Medicaid in the U.S., private health insurers, and other third-party payors are essential for most patients to be able to access and afford prescription medications such as our Product Candidates, if approved. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize our products. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or coverage policies may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., the PRC, the EU, or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.
In the U.S., governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage processes may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage will be applied consistently or obtained in the first instance. It is possible that a third-party payor may consider our products as substitutable and only offer to provide coverage for a less expensive product.
Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. Obtaining and maintaining reimbursement status is time consuming, costly and uncertain. These payors may deny or revoke the reimbursement amount of a given product at any time. If reimbursement is not available or is available at only limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement of our products. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any Product Candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.
Third-party payors increasingly are challenging prices paid for pharmaceutical products and services and requesting discounts or rebates through pharmacy benefit managers. Even if we are successful in demonstrating improved efficacy or safety with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. As a result, market prices, including discounts we may be required to provide, for our products may be too low to enable us to realize an appropriate return on our investment in product development. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.
In the PRC, the National Healthcare Security Administration of the PRC (“NHSA”) or provincial or local healthcare security authorities, together with other government authorities, review the inclusion or removal of drugs from the PRC’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, the National Reimbursement Drug List (the “NRDL”), or provincial or local medical insurance catalogues for the National Medical Insurance Program regularly, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. There can be no assurance that any of our Product Candidates will be included in the NRDL after initial approval for commercial sale. Historically, pharmaceutical products included in the NRDL are typically generic and essential drugs, while innovative drugs similar to our Product Candidates have been more limited on their inclusion in the NRDL due to cost constraints. Since 2019, innovative drugs similar to ours are subject to pricing negotiation with the NHSA for the NRDL inclusion, potentially with significant price reduction. If we were to successfully launch commercial sales of our products but fail in our efforts to have our products included in the NRDL, our revenue from commercial sales will be highly dependent on patient self-payment, which can make our products less competitive.
Moreover, increasing efforts by governmental and third-party payors in the U.S., the PRC and other jurisdictions to cap or reduce healthcare costs may cause payors to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our Product Candidates due to the overall rising costs of healthcare, the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative or regulatory changes. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
Outside the U.S. and the PRC, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits.
We face significant competition, and if our competitors develop technologies or Product Candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize products may be adversely affected.
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products or product candidates competitive with our Product Candidates. Any Product Candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop Product Candidates. In particular, there is intense competition in the fields of immunology and inflammation. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling patients for clinical trials and in identifying, in-licensing and establishing intellectual property and proprietary protection for new Product Candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We expect to face competition from existing products and products in development for each of our Product Candidates as described in the section titled “Business—Competition” elsewhere in this Annual Report on Form 10-K.
We have competitors in the U.S., the PRC and elsewhere, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any Product Candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing them. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.
If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
The precise incidence and prevalence for all the conditions we aim to address with our Product Candidates are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our Product Candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases.
The total addressable market across our Product Candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our Product Candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of our Product Candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the U.S., the PRC and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.
We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.
We have no internal sales, marketing or distribution capabilities. Although our management team has experience doing so, as a company we have not commercialized a product. If any Product Candidate ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. Although our management team has experience doing so, as a company we have no prior experience in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.
Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our Product Candidates in foreign markets. We are not permitted to market or promote any of our Product Candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our Product Candidates. To obtain separate regulatory approval in many other countries or areas we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of our Product Candidates.
If we obtain regulatory approval of our Product Candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:
•efforts to enter into collaboration or licensing arrangements with third parties in connection with our international sales, marketing and distribution efforts may increase our expenses or divert our management’s attention from the acquisition or development of Product Candidates;
•different regulatory requirements for approval of drugs in foreign countries;
•reduced protection for intellectual property and other proprietary rights;
•the existence of additional third-party patent rights of potential relevance to our business;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•the effects of applicable non-PRC tax structures and potentially adverse tax consequences;
•changes in a specific country’s or region’s political and cultural climate or economic condition;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•foreign reimbursement, pricing and insurance regimes;
•difficulty of effective enforcement of contractual provisions in local jurisdictions;
•workforce uncertainty in countries where labor unrest is common;
•failure of our employees and contracted third parties to comply with rules and regulations of the U.S. Treasury Department’s Office of Foreign Assets Controls and the U.S. Foreign Corrupt Practices Act of 1977, as amended, and other applicable rules and regulations;
•the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from an international market with low or lower prices rather than buying them locally;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•the illegal importation of competing products from countries where government price controls or other market dynamics result in lower prices; and
•business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health epidemics.
Risks Related to Our Business Operations and Industry
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
Our operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our Product Candidates, which may change from time to time;
•coverage and reimbursement policies with respect to our Product Candidates, if approved, and potential future drugs that compete with our products;
•the cost of manufacturing our Product Candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;
•the timing and amount of the royalty or other payments we must make to the licensors and other third parties from whom we have in-licensed our acquired our Product Candidates, including payments due upon a change in control of our subsidiaries;
•expenditures that we may incur to acquire, develop or commercialize additional Product Candidates and technologies;
•the level of demand for any approved products, which may vary significantly;
•future accounting pronouncements or changes in our accounting policies; and
•the timing and success or failure of preclinical studies or clinical trials for our Product Candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.
The cumulative effects of these factors could result in large fluctuations and unpredictability in our operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our ADSs could decline substantially. Such an ADS price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.
We are dependent on the services of our management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon our senior management, as well as our research and development team and other functions within the company. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our Product Candidates. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will and, therefore, we may not be able to retain their services as expected. We announced transitions in key leadership positions in the second of half of 2024, including transitions in the offices of Chief Executive Officer, President, Chief Development Officer, head of Finance, and General Counsel. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees, except for our Chief Executive Officer and our President. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We compete for qualified management and scientific personnel with other life science and technology companies, universities, and research institutions in the U.S., the PRC and other countries. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among pharmaceutical, biotechnology and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We may encounter difficulties in managing our growth and expanding our operations successfully.
We had 62 full-time employees as of December 31, 2024. As we continue development and pursue the potential commercialization of our Product Candidates, we may need to continue to expand our development, regulatory, manufacturing, medical/scientific, marketing and sales, and general and administrative capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our Product Candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.
If we have multiple Product Candidates in our clinical pipeline and if we consider a variety of target indications, we may expend our limited resources to pursue a particular Product Candidate and fail to capitalize on Product Candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on specific Product Candidates, indications and development programs. As a result, we may forgo or delay pursuit of opportunities with other Product Candidates that could have had greater commercial potential. For example, we recently decided to cease further development of one of our Product Candidates, icanbelimod, in order to focus our resources on rademikibart. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and Product Candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular Product Candidate, we may relinquish valuable rights to that Product Candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such Product Candidate.
Additionally, we may pursue additional in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. Identifying, selecting and acquiring promising Product Candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular Product Candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring and developing products that ultimately do not provide a return on our investment.
We have incurred and may continue to incur significant costs for our clinical trials for our Product Candidates.
We have incurred and may continue to incur significant costs for our clinical trials for our Product Candidates. The majority of our third-party expenses have been related to the development of rademikibart and our former Product Candidate, icanbelimod. Product candidates in a later-stage of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our costs to increase as we continue clinical trials (especially if we move into Phase 3 clinical trials) and, if we manufacture or have manufactured, any of our Product Candidates.
We cannot determine with certainty the timing or costs or probability of success of current or future clinical trials of our Product Candidates due to the inherently unpredictable nature of clinical development. We anticipate that we will make determinations as to which indications to pursue, as well as how much funding is needed to direct to each indication on an ongoing basis in response to the results of clinical trials, regulatory developments and our assessments as to each Product Candidate’s commercial potential. It is likely that we will need to raise additional capital in the future for clinical development and any commercialization of our Product Candidates, if approved. There can be no assurance that we will secure such a partnership on a timely basis or acceptable terms. Further, subject to the terms and conditions of each partnership secured, external factors beyond our control may affect our ability to realize payments and achieve the funding goals under such partnership. For example, on November 21, 2023, the Connect Licensor entered into the Simcere Agreement with Simcere Licensee, to develop and commercialize rademikibart in Greater China. However, any external factor such as changes in applicable laws, delay in product development or approval, other factors beyond our control, or the failure of certain PRC rademikibart trials in meeting the respective primary end points may cause delay or disruption in our realization of the future payments under the Simcere Agreement.
Our clinical development costs for our Product Candidates are highly uncertain and may vary significantly based on factors such as:
•per patient trial costs;

•the number of trials required for approval;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•the drop-out or discontinuation rates of patients;
•potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;
•the cost and timing of manufacturing our Product Candidates;
•the phase of development of our Product Candidates; and
•the efficacy and safety profile of our Product Candidates.
Any of these variables with respect to the development of our Product Candidates could result in a significant change in the costs and timing associated with their development. Despite our efforts and the costs incurred and to be incurred, we may never succeed in obtaining regulatory approval for any of our Product Candidates, which could significantly harm our business, operating results, prospects or financial condition.
We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-corruption and anti-bribery laws of the PRC and other countries in which we operate, as well as U.S. and foreign export controls, trade sanctions and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and any determination that we have violated these laws could have a material adverse effect on our business or our reputation.
Our operations are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of the PRC and other countries in which we operate. The FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from, directly or indirectly, offering, authorizing or making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business or other advantage. We may engage third parties for clinical trials outside of the U.S., to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have and have had direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations.
As our business expands, the applicability of the FCPA and other anti-bribery laws to our operations will increase. If our procedures and controls to monitor anti-bribery compliance fail to protect us from reckless or criminal acts committed by our employees or agents or if we, or our employees, agents, contractors or other collaborators, fail to comply with applicable anti-bribery laws, our reputation could be harmed and we could incur criminal or civil penalties, other sanctions and/or significant expenses, which could have a material adverse effect on our business, including our financial condition, results of operations, cash flows and prospects.
In addition, our products, if approved, may become subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our future sales and adversely affect our future revenue. Compliance with applicable regulatory requirements regarding the export of our products may delay the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. If we fail to comply with applicable export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Any limitation on our ability to export or sell our products, if approved, would likely adversely affect our business.
We are subject to various foreign, federal, and state healthcare laws and regulations, and failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:
•the U.S. Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to, among other things, arrangements between pharmaceutical manufacturers on the one hand, and prescribers, pharmacies, purchasers and formulary managers on the other. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
•the U.S. false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the U.S. government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations;
•HIPAA, as amended by HITECH, and their respective implementing regulations, which impose criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. Physician Payments Sunshine Act, which requires some manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with some exceptions) to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives) and teaching hospitals as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or paid for by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives.
Because of the breadth of these laws and the limited statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that we might run afoul of one or more of the requirements.
If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations.
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Complying with such requirements can be difficult, time-consuming, expensive, and could require us to change our business practices and put in place additional compliance mechanisms. Failure to comply with laws, regulations and contractual and other obligations governing personal or other sensitive information could result in enforcement actions against us, including fines, public censure, processing penalties, claims for damages by affected individuals, damage to our reputation and loss of goodwill. It is possible that new and existing laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful.
In the U.S., HIPAA, as amended by HITECH, and their implementing regulations, or collectively HIPAA, imposes, among other things, specific standards relating to the privacy, security, transmission and breach reporting of protected health information. Most healthcare providers, including research institutions from which we obtain patient’s protected health information, are subject to privacy and security regulations promulgated under HIPAA. While we do not believe that we are currently acting as a “covered entity” or “business associate” under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive protected health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
Numerous states have also adopted data privacy and security laws and regulations, which govern the privacy, processing and protection of consumer health-related information and other personal information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) went into effect on January 1, 2020 and was amended by the California Privacy Rights Act on January 1, 2023 (as amended, the “CPRA”). The CPRA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling specific personal information. It also provides a private right of action for data breaches which has increased the likelihood of, and risks associated with, data breach litigation and creates a statutory damages framework. In addition, the CPRA created a new state agency to oversee implementation and enforcement efforts. Additional compliance investment and potential business process changes may be required as the CPRA evolves and is enforced. Similar laws have passed in several other states, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. If we are subject to or affected by HIPAA, the CPRA, or other U.S. domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Our operations in Europe and the United Kingdom, or the UK, may also be subject to increased scrutiny or attention from data protection authorities. For example, the EU General Data Protection Regulation (“EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018, (together, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”), impose comprehensive data privacy compliance requirements in relation to the processing of personal information of individuals. The GDPR increases our obligations with respect to clinical trials conducted in the EU and the UK by, for example, expanding the definition of personal information to include coded or pseudonymized data and imposing specific requirements regarding informed consent practices and the provision of detailed notices for clinical trial subjects and investigators. In addition, some of the personal information we process in respect of clinical trial participants is special category or sensitive personal information under the GDPR and subject to additional compliance obligations and local law derogations. We may be subject to diverging requirements under EU member state laws and UK law, such as whether consent can be used as a legal basis for processing and the roles, responsibilities and liabilities between the different parties involved in clinical trials. As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business. More generally, the GDPR imposes additional obligations on controllers, including, among other things, requirements around accountability and transparency, the obligation to consider data protection when any new products or services are developed, the obligation to comply with individuals’ data protection rights, and the obligation to report personal information breaches.
Since we are under the supervision of the relevant data protection authorities in both the EEA and the UK, we may be fined under both the EU GDPR and the UK GDPR for the same breach. Failure to comply with the requirements of the GDPR may result in fines of up to €20,000,000 / £17,500,000 or up to 4% of the noncompliant company’s total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. In addition, the GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
In relation to cross-border transfers, case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In relation to data transfers to the US, the EU-US Data Privacy Framework (“DPF”) was approved by the European Commission in July 2023 as an effective EU GDPR data transfer mechanism to U.S. entities self-certified under the DPF. The UK Extension to the DPF followed in October 2023, as an effective UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.
We expect the existing legal complexity and uncertainty regarding international personal information transfers to continue under the UK GDPR and EU GDPR. In particular, we expect the DPF to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative transfer mechanisms under the GDPR and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
On January 31, 2022, the CTR entered into application. This regulation imposes obligations on the use of data generated from clinical trials and enables the EU patients to have the opportunity to access information about clinical trials.
As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
Regulatory authorities in the PRC have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the PRC’s Cyber Security Law, which became effective in June 2017, created the PRC’s first national-level data protection for “network operators,” which may include all organizations in the PRC that provide services over the internet or another information network. In addition, some industry-specific laws and regulations affect the collection and transfer of personal information in the PRC. For example, on May 28, 2019, the PRC State Council promulgated the Regulation on the Administration of Human Genetic Resources which became effective on July 1, 2019. Under the Regulation, international collaborative projects involving human genetic resources or HGR are subject to approval by the Ministry of Science and Technology (“MOST”) except for international collaborations on clinical trials intended to support marketing approval of drugs and devices in the PRC that do not transfer HGR Materials abroad. The PRC has established a record-filing procedure for such exceptions. This HGR regulatory regime is further confirmed by the Biosecurity Law of the PRC published by the Standing Committee of the NPC of the PRC in October 2020 and came into effect in April 2021. To comply with such record-filing procedure, the parties must submit information as to the types, quantities and purposes of the HGR used prior to the commencement of the trials. As for cross-border transfer of the HGR samples or associated data, they are subject to different forms of review and pre-approval, respectively. Any export or cross-border transfer of the HGR samples shall be subject to the approval of the MOST, and an export certificate shall be obtained. The provision of HGR associated data to non-PRC parties or permitting uses of HGR associated data by non-PRC parties requires a record filing with MOST and submission of that corresponding information’s copy. If such provision or permitting uses could impact the public health, national security or public interest of the PRC, an additional security review will be conducted. In May 2023, the MOST published the Implementing Rules for the Regulations of the PRC on the Administration of Human Genetic Resources, which offered certain clarification on the definition of non-PRC parties, the scope of international collaboration, HGR Information and HGR Materials, as well as criteria for security review. In March 2023, the 14th National People’s Congress announced a restructuring of the State Council, under which the HGR approval authorities were transferred from MOST to the National Health Commission (the

“NHC”). This move was in alignment with the amended Regulation on the Administration of Human Genetic Resources, which was amended in March 2024 and took effect in May 2024. Under these amendments, the NHC has assumed the responsibility of conducting the review and approval processes for HGR. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, potentially resulting in disgorgement of illegal gains, confiscation of HGR samples and associated data, administrative fines, temporary (1-5 years) or permanent disbarment of companies and responsible persons from further HGR projects, or even criminal liability. Further, the parties of an international collaboration are required to jointly own patents arising from the international cooperation, which may adversely affect our ability to exclusively own patents arising from such collaborations as related to our products.
For further information regarding data protection and cybersecurity laws in the PRC, see “Item 1.A. “Risk Factors— Risks Related to Doing Business in the PRC — Compliance with the PRC’s Data Security Law, Cybersecurity Review Measures, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.”
Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our Product Candidates and may affect the prices we may set.
In the U.S., the PRC, and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any Product Candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act (the “ACA”), was enacted in the U.S. Among the provisions of the ACA of importance to our Product Candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expands eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B Drug Discount Pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been executive, judicial and Congressional challenges to some aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers, that started in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, through the first six months of the fiscal year ending December 31, 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, former President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
Further, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In August 2022, the IRA was signed into law. Among other things, the IRA imposes inflation rebates on drug and biological product manufacturers for products reimbursed under Medicare Parts B and D to if the prices of those products increase faster than inflation, which began in 2023; implements changes to the Medicare Part D benefit that, beginning in 2025, cap benefit annual out-of-pocket spending at $2,000, with new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. Similar or other drug pricing proposals or other healthcare reform measures could appear in future legislation, particularly in light of the new Presidential administration.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to address pharmaceutical and biological product pricing, including transparency measures that require the disclosure of prices, including price changes, marketing costs, and research costs, among others. In some cases, state laws and regulations have been designed to encourage importation from other countries and bulk purchasing. Most recently, on January 5, 2024, the FDA approved Florida’s importation plan to allow pharmacists and wholesalers in the state to import certain medications from Canada. Some states have also enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, several state laws enacted over the past few years require disclosures to state agencies and/or commercial purchasers with respect to price increases that exceed a certain level as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our future reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects.
Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (the “Right to Try Act”) was signed into law. The law, among other things, provides a federal framework for some patients with life-threatening diseases or conditions to access some investigational new drug products that have completed a Phase 1 clinical trial. Under some circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
We expect that healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we may charge for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our Product Candidates, if approved.
In the EU, similar developments may affect our ability to profitably commercialize our Product Candidates, if approved. On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU, was adopted, or HTA Regulation. The HTA Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The HTA Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
Some of our investments may be subject to review from the Committee on Foreign Investment in the U.S. (“CFIUS”) which may delay or block a transaction from closing.
The CFIUS has jurisdiction over investments in which a foreign person acquires control over a U.S. company, as well as some non-controlling investments in U.S. businesses that deal in critical technology, critical infrastructure, or sensitive personal information. Some transactions involving U.S. businesses that deal in critical technology are subject to a mandatory filing requirement. Accordingly, to the extent the U.S. portion of our business decides to take investments from foreign persons, or we decide to invest in or acquire, in whole or in part, a U.S. business, such investments could be subject to CFIUS’ jurisdiction. To date, none of our investments have been subject to CFIUS review but, depending on the particulars of ongoing or future investments, we may be obligated to secure CFIUS approval before closing, which could delay the time period between signing and closing. If we determine that a CFIUS filing is not mandatory (or otherwise advisable), there is a risk that CFIUS could initiate its own review, if it determines that the transaction is subject to its jurisdiction. If an investment raises significant national security concerns, CFIUS has the authority to impose mitigation conditions or recommend that the President block a transaction.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.
We face an inherent risk of product liability as a result of the clinical trials of our Product Candidates and will face an even greater risk if we commercialize our Product Candidates. For example, we may be sued if our Product Candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the Product Candidate, negligence, strict liability or a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.
If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for our products;
•injury to our reputation and significant negative media attention;
•difficulty attracting or withdrawal of clinical trial participants;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants, patients or other claimants;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•significant negative financial impact;
•the inability to commercialize our Product Candidates; and
•a decline in our ADS price.
We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our Product Candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our Product Candidates. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our IT Systems, or those of our CROs, manufacturers, other contractors, vendors, consultants or collaborators, may fail or suffer system failures, security breaches or deficiencies in cybersecurity, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or trigger contractual and legal obligations.
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on computer systems, hardware, software technology infrastructure, and online sites and networks for both internal and external operations that are critical to and help operate our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computer services. In the ordinary course of our business, we, and certain of our third-party providers, collect, maintain, store, process and transmit large amounts of information about our customers, employees, business partners, and other types of information, including confidential information, intellectual property, proprietary business information, clinical trial data, protected health information, and personal information, collectively “Confidential Information”. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of our Confidential Information. In particular, any adverse impact to the availability, integrity, or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, and negative reputational impact, any or all of which could materially adversely affect our business, operating results, and financial condition.
Despite the implementation of security measures, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. In particular, we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information. Our IT Systems and those of our current and future CROs and other contractors, consultants, vendors and collaborators (collectively “Third Parties”) may fail and are vulnerable to cybersecurity incidents, attacks, breakdowns, data breaches, interruption or damage from computer viruses, bugs, misconfigurations, or other exploited vulnerabilities in commercial software that is integrated in our IT Systems, and malware (e.g., ransomware), cybersecurity threats, computer hackers, social engineering/phishing, fraud, degradation of service attacks, malicious code, human error or malfeasance, theft or misuse, distributed denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, fire and telecommunication and electrical failures. Such IT Systems, including corporate firewalls, servers and connection to the Internet, face the risk of systemic failure that could disrupt our operations.
Cybersecurity incidents, including cyberattacks, cybersecurity breaches, computer viruses, malware and other incidents could cause misappropriation, loss or other unauthorized disclosure of Confidential Information. Increasingly complex methods, including through the use of artificial intelligence, have been used in cyberattacks, including ransomware, phishing, structured query language injections and distributed denial-of-service attacks. For example, in May 2021, we experienced a phishing attack through the e-mail account of one of our employees. The threat actor successfully sent a payment request which was eventually processed. Though we recovered some of the loss from our cybersecurity insurance provider, the incident resulted in certain financial losses that we were not able to fully recover from our provider. The risk of a data security breach or disruption has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased in the recent years.
Further, as a result of continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet and cloud technologies. We are dependent upon our IT Systems to operate our business, given the number of our employees who are working remotely, and such dependence may create additional opportunities for cybercriminals to exploit vulnerabilities. The techniques used by cybercriminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, hacktivists, terrorist organizations or hostile foreign governments or agencies. As such, we may also experience cybersecurity breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and some of our Third Parties are from time to time subject to cyberattacks and cybersecurity incidents. If such an event were to occur again and cause interruptions in our operations or result in the unauthorized use, disclosure of or access to Confidential Information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions cause us to breach our contractual obligations, subject us to mandatory corrective action, and otherwise subject us to liability under laws, regulations and contracts that protect the privacy and security of Confidential Information, which could result in significant legal and financial exposure and reputational damages.
Despite our contractual protections with such Third Parties, notifications and follow-up actions related to a cybersecurity breach could impact our brand and reputation, cause us to incur significant costs, including legal expenses, harm customer confidence and trust, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. We also rely on Third Parties to manufacture our Product Candidates, and similar events relating to their IT Systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our Confidential Information or applications, or inappropriate disclosure or use of Confidential Information, we could incur liability, the further development and commercialization of our Product Candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance with privacy and security laws. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.
Further, the costs of attempting to protect our IT Systems against the foregoing risks and the costs of responding to a cyberattack are significant. In addition, data breaches of our and/or our Third Parties’ security measures and the unauthorized dissemination of Confidential Information could expose us to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of business, litigation or other actions which could have a material adverse effect on our business, prospects, reputation, results of operations and financial condition. In addition, if we fail to adhere to our policies and other published statements or applicable laws concerning our processing, use, transmission and disclosure of Confidential Information, or if our statements or practices are found to be deceptive or misrepresentative, we could face regulatory actions, fines, and other liability.
Our cyber insurance coverage may not be sufficient to cover all claims, liabilities, and costs arising from the cybersecurity incidents, including fines and penalties. In addition, we cannot be certain that insurance for cybersecurity incidents will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. It could be difficult to predict the ultimate resolution of any such incidents or to estimate the amounts or ranges of potential loss, if any, that could result therefrom. If we cannot successfully resolve a cybersecurity incident or contain any potential loss, it could materially impact our ability to operate our business as well as our results of operations and financial position.
For details of our cybersecurity measures, strategies and governance, see Item 1.C. “Cybersecurity - Cybersecurity Risk Management, Strategy and Governance.”
Our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (1) the laws and regulations of the FDA, the NMPA or other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, including cGMP requirements, (3) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and abroad or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.
In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.
From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases or dispositions, and out-licensing or in-licensing of intellectual property, products or technologies. In addition, we may have, arrangements with governmental authorities that have obligations or responsibilities that we cannot successfully fulfill with potentially significant adverse consequences to us. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our ADSs, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations.
Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any such transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.
Significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material and adverse effect on our business, financial condition and results of operations.
Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers partners, vendors, and others operate, can materially and adversely affect our business, financial condition and results of operations. President Donald Trump has imposed tariffs on certain foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. The continuation of these tariffs or the implementation of new tariffs on imports from Canada, Mexico, and China or other countries remains to be seen, but if tariffs are imposed or increased, the price of our clinical supplies could increase. This, and similar trade restrictions in the future, may have a material and adverse effect on our business, financial condition and results of operations.
Risks Related to Intellectual Property
Our success depends on our ability to obtain, maintain, protect and enforce our intellectual property and our proprietary technologies.
Our success depends in part on our ability to obtain and maintain patent, trade secret and other intellectual property and proprietary protection for our Product Candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon, misappropriating or otherwise violating the intellectual property and proprietary rights of others. If we are unable to protect our intellectual property and proprietary rights or if our intellectual property and proprietary rights are inadequate for our current or any future Product Candidates, our competitive position could be harmed. We generally seek to protect our proprietary position by filing patent applications in the U.S., the PRC and abroad related to our Product Candidates, proprietary technologies and their uses that are important to our business. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents, pending patent applications and other intellectual property from third parties. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.
Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover such technology. There can be no assurance that our current or future patent applications or the patent applications of our future licensors will be considered patentable by the USPTO courts in the U.S., the China National Intellectual Property Administration (the “CNIPA”) courts in the PRC or by the patent offices and courts in other jurisdictions or will result in patents being issued. In addition, there can be no assurance that any issued patents will afford sufficient protection against competitors or other third parties with similar technology, or will not be infringed, designed around or invalidated. Even issued patents may later be found invalid or unenforceable, in whole or in part, or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, under PRC patent law, any organization or individual that applies for a patent in a foreign country for an invention or utility model accomplished in the PRC is required to report to CNIPA for confidentiality examination.
Otherwise, if an application is later filed in the PRC, the patent right will not be granted. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our current and any future Product Candidates could have a material adverse effect on our financial condition and results of operations.
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our current and any future Product Candidates by obtaining, maintaining, defending and enforcing patents. These risks and uncertainties include the following:
•the USPTO, CNIPA and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other obligations during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
•patent applications may not result in any patents being issued;
•patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or block our ability to make, use and sell our current and any future Product Candidates;
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the U.S. may have patent laws less favorable to patentees than those of the U.S., allowing foreign competitors a better opportunity to create, develop and market competing products.
The patent prosecution process is also expensive and time consuming, and we and our future licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we and our future licensors will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We and our future licensors may also inadvertently make statements to regulatory agencies during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of the patent applications, which may result in such patents being narrowed, invalidated or held unenforceable. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, directed to technology that we license to or from third parties. We may also require the cooperation of our future licensors, licensees or other collaborators in order to enforce or defend the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our future licensors have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize products or Product Candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.
In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospect.

If we fail to comply with our obligations under any license, collaboration or other agreements, or otherwise experience disruptions to our business relationships with our collaborators or future licensors, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our current and future Product Candidates.
We may license intellectual property rights in the future. If, for any reason, any license agreement is terminated or we otherwise lose the rights associated with such license, it could adversely affect our business. Any collaboration agreement or license agreement we have entered into, or are likely to enter into, imposes or is likely to impose, various development, commercialization, funding, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us, as well as milestone, royalty, annual maintenance and other payment obligations. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, or if, in spite of our efforts, a collaborator or future licensor concludes that we have materially breached our obligations under such agreement, we may be required to pay damages and the future licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, have manufactured, and commercialize products that are covered by the licensed technology or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor or other third party to gain access to the licensed technology. Additionally, if any future license agreement includes a sublicense from a third party who is not the original licensor of the intellectual property at issue, then we must rely on our direct licensor to comply with its obligations under the primary license agreements under which such licensor obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If such a licensor fails to comply with its obligations under its upstream license agreement, the original third-party licensor may have the right to terminate the original license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms or at all, or such license may be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. Any such events may impact our ability to continue to develop and commercialize our current and any future Product Candidates incorporating the relevant intellectual property.
We may need to obtain further licenses from third parties to advance our research or allow commercialization of our current and any future Product Candidates, and we cannot provide any assurances that third-party patents or other intellectual property or proprietary rights do not exist which might be enforced against our current and any future Product Candidates in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected Product Candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.
Licensing of intellectual property is of high importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our future licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on, misappropriate or otherwise violate intellectual property of the future licensor that is not subject to the license agreement;
•our right to sublicense patents and other intellectual or proprietary rights to third parties;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our current and any future Product Candidates, and what activities satisfy those diligence obligations;
•our right to transfer or assign the license; and
•the ownership of patents, inventions, know-how and other intellectual property and proprietary rights resulting from activities performed by our future licensors, us and our partners.
These agreements may be complex, and some provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the affected Product Candidates. In addition, some of our agreements may limit or delay our ability to consummate some transactions, may impact the value of those transactions, or may limit our ability to pursue some activities. Any of the foregoing would have a material adverse effect on our business, financial conditions, results of operations and prospects.
If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors and other third parties from commercializing Product Candidates similar or identical to ours would be adversely affected.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.
Similarly, in the PRC, intellectual property laws are constantly evolving, with efforts being made to improve intellectual property protection in the PRC. For example, PRC Patent Law was amended on October 17, 2020 and became effective on June 1, 2021. It provides that in order to compensate for the time taken up by the review and approval of new drugs for marketing, the patent administrative department shall grant compensation for the duration of patent rights for invention patents related to new drugs that have been granted a marketing license in the PRC. The compensation period shall not exceed five years, and the total valid patent right period shall not exceed fourteen years after the new drug is approved for marketing. Therefore, the terms of our PRC patents will be eligible for extension and allow us to extend patent protection of our products, and the terms of the patents owned by third parties may also be extended, which may in turn affect our ability to commercialize our products candidates without facing infringement risks. If we are required to delay commercialization for an extended period of time, technological advances may develop and new competitor products may be launched, which may render our product non-competitive. We also cannot guarantee that other changes to PRC intellectual property laws would not have a negative impact on our intellectual property protection.
The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. During the patent examination process, we may be required to narrow the pending claims to overcome prior art, a process that may limit the scope of patent protection. Even if patent applications we own or license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any future patents that we own or license, now or in the future, may be challenged or circumvented by third parties or may be narrowed, modified, invalidated or revoked as a result of challenges by third parties. Consequently, we do not know whether our current or any future Product Candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our future patents or the patents of our future licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S., the PRC or elsewhere. The inventorship and ownership rights for patents that we own or in-license or may own or in-license in the future may be challenged by third parties. Such challenges could result in loss of exclusive rights to such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or require us to obtain a license from such third parties on commercially reasonable terms to secure exclusive rights. If any such challenges to inventorship or ownership were asserted, there is no assurance that a court would find in our favor or that, if we choose to seek a license, such license would be available to us on acceptable terms or at all. Moreover, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents or patent applications (which submissions may be made prior to a patent’s issuance) or otherwise become involved in pre- and post-issuance proceedings, including opposition, derivation, re-examination, revocation, inter partes review, post-grant review, interference or other proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. For example, if we or a future licensor or other future collaborator initiate legal proceedings against a third party to enforce a patent covering one of our Product Candidates, the defendant could counterclaim that the patent covering our Product Candidate is invalid or unenforceable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, in whole or in part, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture, have manufactured, or commercialize products without infringing third-party patent rights.
Any loss of patent rights, loss of exclusivity or patent claims being narrowed, invalidated or held unenforceable, in whole or in part, could limit our ability to stop others from using or commercializing similar or identical technology and products, without payments to us, limit the duration of the patent protection of our current or any future Product Candidates, or result in our inability to manufacture, have manufactured, and commercialize our Product Candidates, which could materially and adversely impact our business. Proceedings relating to intellectual property also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our future licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize our current or any future Product Candidates. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations and prospects.
The patent protection and patent prosecution for our current or any future Product Candidates may be dependent on third parties.
We may in the future rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect and enforce the licensed intellectual property under some future license agreements. Under such arrangements, we may not have sufficient control over these activities for some licensed patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. In addition, our future licensors or licensees may not be fully cooperative or disagree with us as to the prosecution, maintenance, enforcement or defense of any patent rights, which could compromise such patent rights. Therefore, we cannot be certain that such patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business.
We may in the future enter into license agreements where the licensors or licensees may have the right to control enforcement of the licensed patents or defense of any claims asserting the invalidity of these patents, and even if we are permitted to pursue such enforcement or defense, it might require the cooperation of our licensors or licensees. We cannot be certain that our future licensors, or our current or future licensees, will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business or result in invalidation or limitation of the scope of the licensed patents or other intellectual property rights. If any of our future licensors, licensees or collaborators fail to appropriately prosecute and maintain patent protection for patents covering our current or any future Product Candidates, our ability to develop and commercialize those Product Candidates may be adversely affected and we may not be able to prevent competitors or other third parties from making, using and selling competing products.
In addition, even where we have the right to control prosecution, maintenance, enforcement and defense of patent applications or patents we have acquired or licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of prior owners, licensors and/or their counsel that took place prior to us assuming control over such activities.
Future licensors may retain rights to the technology that they license to us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether such licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to the licensed technology in the event of misuse.
If we are limited in our ability to utilize acquired or licensed technologies, or if we lose our rights to critical in-licensed technology, we may be unable to successfully develop, out-license, market and sell our products, which could prevent or delay new product introductions. Our business strategy depends on the successful development of licensed and acquired technologies into commercial products. Therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license or market and sell our Product Candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we are not successful in obtaining patent term extensions for our current and future Product Candidates, our business may be harmed, and the lack of effective enforcement of patent linkage and the absence of patent term extension and data and market exclusivity for Product Candidates approved by the NMPA could increase the risk of early generic competition with our products in the PRC.
Patents have a limited lifespan. In the U.S., for example, the natural expiration of a patent is generally 20 years after the filing of the earliest non-provisional application to which the patent claims priority. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. We may be required to disclaim a portion of patent term in order to overcome double patenting rejections from the applicable patent office, thus potentially shortening our exclusivity period. Without patent protection for our current or future Product Candidates, we may be open to competition, including from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new Product Candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Hence, we expect to seek extensions of patent terms in the U.S. and abroad.
Depending upon the timing, duration and specifics of FDA marketing approval of our current and future Product Candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the normal expiration of the patent as compensation for patent term lost during drug development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is limited to one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in some foreign countries upon obtaining the applicable regulatory approval for our current and any future Product Candidates. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries or areas, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request.
If we are unable to extend the expiration date of our or their existing patents or obtain new patents with longer expiry dates, as applicable, our competitors and other third parties may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.
The Hatch-Waxman Amendments also provide a process for patent linkage, pursuant to which the FDA will stay approval of some follow-on applications during the pendency of litigation between the follow-on applicant and the patent holder or licensee, generally for a period of 30 months. Finally, the Hatch-Waxman Amendments provide for statutory exclusivities that can prevent submission or approval of some follow-on marketing applications. For example, federal law provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of a new chemical entity and three years of exclusivity protecting some innovations to previously approved active ingredients where the applicant was required to conduct new clinical investigations to obtain approval for the modification. Similarly, the U.S. Orphan Drug Act provides seven years of market exclusivity for some drugs to treat rare diseases, where the FDA designates the product candidate as an orphan drug and the drug is approved for the designated orphan disease or condition. These provisions, designed to promote innovation, can prevent competing products from entering the market for a period of time after the FDA grants marketing approval for the innovative product.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO, CNIPA and other foreign patent agencies in several stages over the lifetime of the patent. In addition, the USPTO, CNIPA and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on an international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we fail to maintain patents and patent applications, whether owned or in-licensed now or in the future, covering any of our current or future Product Candidates and technologies, our competitors might be able to enter the market, which would have an adverse effect on our business, financial condition, results of operations and prospects.
Third-party claims or litigation alleging infringement, misappropriation or other violation of, or seeking to invalidate, patents or other intellectual and proprietary rights, may delay or prevent the development and commercialization of any of our current or future Product Candidates.
Our commercial success depends in part on our ability to develop, manufacture, market and sell our Product Candidates without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the pharmaceutical and biotechnology industries, including patent infringement lawsuits and interference, derivation, inter partes review and post-grant review proceedings before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Litigation or other proceedings relating to intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our current and future Product Candidates.
One or more third parties may challenge our current or future patents, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims, or a finding of non-infringement. For example, if a third party files an ANDA for a generic copy of one of our products, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the “Orange Book”, with respect to our NDA for the applicable approved product candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved Product Candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay of FDA approval. Grounds for an unenforceability assertion includes an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Any challenge to our current or future patents could result in the invalidation of some or all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products. If a third party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products, we will not be entitled to the 30-month stay of FDA approval upon the filing of an ANDA for a generic copy of our product.
We cannot provide any assurances that third-party patents do not exist which might be enforced against our current and future Product Candidates. Numerous U.S., PRC and other foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are or may in the future be developing Product Candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our Product Candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties.
Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current and future Product Candidates. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be currently pending patent applications—including ones we are unaware of—that may later result in issued patents that our current and future Product Candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.
Even if we believe that such claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. In order to successfully challenge the validity of a U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If any third-party patents were held by a court of competent jurisdiction to be valid and enforceable and cover the manufacturing process of any of our current and future Product Candidates, any molecules formed during such manufacturing process, any final products resulting from such manufacturing process, or our formulations or methods of use thereof, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable Product Candidate unless we obtained a license under the applicable patents, or until such patents expire. Such a license would likely include significant payment and other obligations, or may not be available on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. In addition, we may be subject to claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, such as trademarks, copyrights or trade secrets, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our current and future Product Candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we also may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our current and future Product Candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. As a result, we might be unable to further develop and commercialize any affected Product Candidates, which could harm our business significantly. Claims that we have misappropriated confidential information or trade secrets of third parties could have a similar negative impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our ADSs or ordinary shares. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our Product Candidates.
We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration dates of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the U.S., the PRC and elsewhere that is relevant to or necessary for the commercialization of our Product Candidates in any jurisdiction.
The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively affect our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S., the PRC or elsewhere that we consider relevant may be incorrect, and if we fail to identify and correctly interpret relevant patents our ability to develop and market our products may be negatively affected.
We may need to acquire or license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

Because our development program may require the use of intellectual property rights held by other parties, the growth of our business may depend in part on our ability to acquire, in-license or use such third-party intellectual property rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our current and any future Product Candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the applicable program and/or develop alternative approaches that do not infringe, misappropriate or otherwise violate such intellectual property rights. This could entail additional costs and development delays, and the development of such alternatives may not be feasible. Any of the foregoing could prevent us from developing or commercializing one or more of our Product Candidates, force us to modify such Product Candidates, or cease some aspect of our business operations, and our business, financial condition, results of operations and prospects could suffer.
We may become involved in lawsuits to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.
Competitors may infringe, misappropriate or otherwise violate our or our future licensors’ patents or other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in such a proceeding, a court may decide that an asserted patent is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the asserted patent or other intellectual property right does not cover the third-party technology in question. An adverse result in any litigation or defense proceedings could put one or more asserted patents at risk of being invalidated or interpreted narrowly and could put related patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us, such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., the PRC and elsewhere, defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, CNIPA or any other applicable patent office, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte re-examinations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. For patents and patent applications that we license in the future, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future Product Candidates. Such a loss of patent protection could harm our business.
We may not be able to detect or prevent, alone or with our licensors, infringement, misappropriation or other violation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our ADSs or ordinary shares. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Derivation, interference or other proceedings may be necessary to determine priority of inventions relating to our current or future Product Candidates, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation, interference or other proceedings provoked by third parties or brought by us or declared by the USPTO or similar proceedings in foreign patent offices may be necessary to determine the priority of inventions with respect to our current or future patents or patent applications or those of our future licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all. Our defense of such proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our current and any future Product Candidates to market.
Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.
Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing, misappropriating or otherwise violating our patents or other intellectual property rights, the risk-adjusted cost of bringing and enforcing a claim or action against such third party may be too high or not in the best interest of our shareholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our current and future patent applications or those of our future licensors and the enforcement or defense of our current and future issued patents or those of our future licensors.
Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and are therefore costly, time-consuming and inherently uncertain. Recent patent reform legislation in the U.S. and other countries could increase those uncertainties and costs.
On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act made a number of significant changes to U.S. patent laws. These include provisions that affect the way patent applications are prosecuted and challenged at the USPTO and may also affect patent litigation. The USPTO has developed and continues to develop new regulations and procedures to govern administration of the Leahy-Smith Act.
The Leahy-Smith Act established a “first-to-file” system, under which, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. This will require us to be cognizant of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. Therefore, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition. Similarly, the PRC also adopted a “first-to-file” system.
The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include limiting where a patentee may file a patent infringement suit, allowing third-party submission of prior art to the USPTO during patent prosecution and providing for additional procedures to attack the validity of a patent at the USPTO by post-grant review, inter partes review and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, in whole or in part, which could adversely affect our competitive position.
Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our future patent applications or those of our future licensors and the enforcement or defense of our future issued patents or those of our future licensors, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Changes in U.S. patent law, PRC patent law or patent laws in other countries could diminish the value of patents in general, thereby impairing our ability to protect our current and any future Product Candidates.

Obtaining and enforcing patents in the biopharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the U.S., the PRC and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our future patents or in third-party patents. In addition, there are periodic proposals for changes to the patent laws of the PRC, the U.S. and other countries that, if adopted, could impact our ability to enforce our proprietary technology.
In the PRC, intellectual property laws are constantly evolving, with efforts being made to improve intellectual property protection in the PRC. For example, PRC Patent Law was amended on October 17, 2020, and became effective on June 1, 2021. The amended PRC Patent Law provides that, in order to compensate for the time taken up by the review and approval of new drugs for marketing, the patent administrative department shall grant compensation for the duration of patent rights for invention patents related to new drugs that have been granted a marketing license in the PRC. The compensation period shall not exceed five years, and the total valid patent right period shall not exceed fourteen years after the new drug is approved for marketing. Therefore, the terms of our PRC patents will be eligible for extension and allow us to extend patent protection of our products, and the terms of the patents owned by third parties may also be extended, which may in turn affect our ability to commercialize our Product Candidates without facing infringement risks. If we are required to delay commercialization for an extended period of time, technological advances may develop and new competitor products may be launched, which may render our product non-competitive. We also cannot guarantee that other changes to PRC intellectual property laws would not have a negative impact on our intellectual property protection.
Evolving judicial interpretation of patent law could also adversely affect our business. The U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have issued numerous precedential opinions in recent years narrowing the scope of patent protection available in some circumstances or weakening the rights of patent owners in some situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on future actions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce or defend patents that we have licensed or that we might own or license in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them, or changes in how the relevant governmental authority enforces patent laws or regulations, may weaken our ability to obtain new patents or to enforce our current and future patents.
Europe’s Unified Patent Court may in particular present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (“EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”) for litigation involving European patents. Implementation of the EU Patent Package occurred in 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.
We may not be able to protect our intellectual property rights throughout the world, including in the PRC.
Filing, prosecuting and defending patents for our current and future Product Candidates in all relevant jurisdictions throughout the world could be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. The requirements for patentability differ in some jurisdictions, particularly developing countries. For example, the PRC has a heightened requirement for patentability and, specifically, requires a detailed description of medical uses of a claimed drug. In addition, the laws of some foreign countries, including the PRC, do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we might not be able to prevent third parties from practicing our inventions in all countries outside the U.S. or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the U.S. These products may compete with our current or any future Product Candidates, and our patents, the patents of our future licensors or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Additionally, some countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Many countries also limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights or the marketing of competing products in violation of our intellectual property or proprietary rights. As the validity, enforceability and scope of protection available under the relevant laws in the PRC are evolving, the historical implementation and enforcement of PRC intellectual property-related laws do not have strong precedential value. Accordingly, intellectual property and confidentiality legal regimes in the PRC may not afford protection the same way as in the U.S. or other countries. Policing unauthorized use of intellectual property or proprietary technology in foreign jurisdictions is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or our future licensors or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of our future licensors at risk of being invalidated or interpreted narrowly, and could put our patent applications or the patent applications of our future licensors at risk of not issuing, any or all of which could provoke third parties to assert claims against us. Moreover, the experience and capabilities of courts in foreign jurisdictions, including PRC courts, in handling intellectual property litigation varies, and outcomes are unpredictable. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. An adverse determination in any such proceeding or litigation could materially impair our intellectual property rights and may harm our business, prospects and reputation.
In addition, as permitted by laws of some countries, other parties may register trademarks which may look similar to our registered trademarks under some circumstances, which may cause confusion among consumers. We might not be able to prevent other parties from using trademarks that are similar to ours and our consumers may confuse our treatment centers with others using similar trademarks. In such case, the goodwill and value of our trademarks and the public perception of our brand and our image could be adversely affected. A negative perception of our brand and image could have a material and adverse effect on our sales, and therefore on our business, financial condition, results of operations and prospects. Accordingly, our efforts to enforce our intellectual property rights around the world could be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license, and any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, geopolitical actions in various countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any future licensors and the maintenance, enforcement or defense of our issued patents or those of any future licensors. For example, the U.S. and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business.
Compulsory standards for remuneration to creators or inventors of the patents they contribute to our business could be considerable.
Under PRC laws, we are required to remunerate inventors or creators of patents they create for our business during the course of their employment. In the event of a dispute between an inventor or creator and us, there is a risk that the compulsory standards for remuneration, as set forth in relevant laws and regulations, could apply. Our policies do not include any rules regarding a predetermined lump sum or proportion of profits to award inventors as remuneration for the patents they contribute to our business and in the potential event of a dispute between us and an inventor, there is a potential risk that the compulsory standard for remuneration, as set forth in relevant laws and regulations, may apply. Such compulsory standards for remuneration could be considerable and could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
We also rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, CROs and advisors, we cannot provide any assurances that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information and that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose or use our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures of trade secrets and other confidential information is difficult, and we do not know whether the steps we have taken to protect our trade secrets or confidential information will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these security measures, there is potential for them to be breached.
Moreover, third parties may still lawfully obtain our trade secrets or proprietary information or may develop or otherwise come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to protect our trade secret information may be jeopardized. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.
We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we endeavor to ensure that our employees, consultants and independent contractors do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of a former employer or another third party. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these claims, and there is no guarantee of success. If we fail in defending these claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property, if such intellectual property rights are found to incorporate or be derived from the trade secrets or other proprietary information of third parties. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.
In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property on our behalf to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Such agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. We may design or create new trademarks and apply to register them, but our trademark applications may not be approved in the U.S., the PRC or any other relevant jurisdiction. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our drugs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Competitors or other parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, they may infringe our trademarks and we may not have adequate resources to enforce our trademarks. If we attempt to enforce our trademarks and assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.
We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.
Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
Any collaboration arrangements that we have or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.
The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators and partners.
Collaborations and partnerships are subject to numerous risks, which may include that:
•collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or Product Candidates;
•a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•collaborators may not properly maintain, protect, enforce and defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability;
•disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our current or future Product Candidates or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future Product Candidates;
•collaborators may own or co-own intellectual property covering our Product Candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•a collaborator’s sales and marketing activities or other operations might not be in compliance with applicable laws which may result in civil or criminal proceedings involving us.
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to our Product Candidates or utilize similar technologies that are not covered by the claims of the patents that we own or license now or in the future;
•we or our future licensors or collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license now or in the future;
•we or our future licensors or collaborators might not have been the first to file patent applications covering some of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•it is possible that there are prior public disclosures that could invalidate our or our future licensors’ or current or future collaboration partners’ patents;
•issued patents that we hold rights to may fail to provide us with any competitive advantage, or may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we might not develop additional proprietary technologies that are patentable;
•the ownership, validity or enforceability of our or our future licensors’ or current or future collaboration partners’ patents or patent applications might be challenged by third parties;
•the patents or pending or future applications of others, if issued, may harm our business; and
•we may choose not to file a patent in order to maintain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to Ownership of Our ADSs
The trading price of our ADSs could be highly volatile, and purchasers of our ADSs could incur substantial losses.
The trading price of our ADSs has been and may continue to be volatile. The stock market in general and the market for shares of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, some or all of the value of our ADSs may be lost. The market price for our ADSs may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
•political tensions between the U.S. and the PRC;
•our ability to enroll subjects in our ongoing and planned clinical trials;
•results (and interpretations of results) of our clinical trials and preclinical studies, and the results (and interpretations of results) of trials of our competitors or those of other companies in our market sector;
•regulatory approval of our Product Candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•regulatory developments in the U.S., the PRC and foreign countries;

•changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•the success or failure of our efforts to acquire, license or develop additional Product Candidates;
•innovations or new products developed by us or our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•manufacturing, supply or distribution delays or shortages;
•any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
•achievement of expected product sales and profitability;
•variations in our financial results or those of companies that are perceived to be similar to us;
•market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•trading volume of our ADSs;
•an inability to obtain additional funding;
•sales of our securities by insiders and shareholders;
•general economic, industry and market conditions other events or factors, many of which are beyond our control;
•additions or departures of key personnel;
•the changing global political environment and military actions and their effect on the economy and financial market; and
•intellectual property, product liability or other litigation against us.
In addition, in the past, shareholders have initiated class action lawsuits against biopharmaceutical companies following periods of volatility in the market prices of these companies’ shares. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and results of operations and the price of our ADSs.
From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our business strategy and performance may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the Russia-Ukraine war and terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the conflict in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and results of operations and the price of our ADSs.
If we fail to meet the continued listing requirements of Nasdaq, it could result in a delisting of our ADSs.

Our ADSs are listed on the Nasdaq Global Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum closing bid price per share of $1.00 (the “Minimum Bid Price Requirement”), a minimum amount of capital, and various corporate governance requirements.
On March 24, 2025, we received a letter from the Listings Qualifications Department of the Nasdaq indicating a failure to comply with the Minimum Bid Price Requirement because the bid price for our ADSs had closed below $1.00 for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until September 22, 2025 (the first business day after the 180-day period), to regain compliance with the Minimum Bid Price Requirement. The letter states that the Nasdaq staff will provide written confirmation of compliance if at any time during this 180-day period, the closing bid price of our ADSs is at least $1.00 for a minimum of 10 consecutive business days. The Nasdaq letter has no immediate effect on the listing or trading of our ADSs, and our ADSs will continue to trade on the Nasdaq Global Market under the symbol “CNTB.” We have in the past been subject to similar notifications from Nasdaq, and we cannot assure investors that we will be able to regain compliance with applicable Nasdaq requirements or continue to comply with such requirements in the future. In the event that our ADSs are delisted from the Nasdaq Global Market and are not eligible for quotation or listing on another market or exchange, trading of our ADSs could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our ADSs, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our ADSs to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.
Further, being deemed an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) could lead to our being delisted. We are not an “investment company” and do not intend to become registered as an “investment company” under the Investment Company Act. Generally, a company is an “investment company” if it is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities or owns or proposes to own investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, unless an exception, exemption or safe harbor applies. We do not hold ourselves out as being primarily engaged, or proposing to engage primarily, in the business of investing, reinvesting or trading in securities. Rather, we have historically been and are currently primarily engaged in the business of development of therapies for inflammatory diseases. We intend to continue to conduct our operations so that we will not be deemed an investment company. However, our status under the Investment Company Act may depend on several factors. If we were to become subject to the Investment Company Act, any violation of the Investment Company Act could subject us to material adverse consequences, including potentially significant regulatory penalties. Additionally, as a foreign private issuer, we would not be eligible to register under the Investment Company Act. Accordingly, we would either have to obtain exemptive relief from the SEC or dispose of investments in order to fall outside the definition of an investment company, each of which may have a material adverse effect on the Company. Finally, being deemed an investment company under the Investment Company Act could also make us unable to comply with our reporting obligations as a public company in the U.S., which would have a material adverse effect on the liquidity and value of our ADSs and ordinary shares, and may affect our ability to offer securities to investors in the U.S. market and our ability to continue to be listed on the Nasdaq Global Market.
An active, liquid trading market for our ADSs may not be maintained.
We can provide no assurance that we will be able to maintain an active trading market for our ADSs. The lack of an active market may impair the ability of any investor to sell our ADSs at the time an investor may wish to sell them or at a price that an investor may consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
Our executive officers, directors and principal shareholders, if they choose to act together, will have the ability to control or significantly influence all matters submitted to shareholders for approval. Furthermore, some of our current directors were appointed by our principal shareholders.
As of December 31, 2024, our executive officers, directors and greater than 5% shareholders, in the aggregate, own approximately 80% of our outstanding ordinary shares (including 36,981,759 ordinary shares represented by ADSs and assuming no exercise of outstanding options). Furthermore, some of our current directors were appointed by our principal shareholders. As a result, such persons or their appointees to our Board, if they act together, will have the ability to control or significantly influence all matters submitted to our Board or shareholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.
We do not currently intend to pay dividends on our securities, and, consequently, the ability to achieve a return on investment in our ADSs will depend on appreciation, if any, in the price of our ADSs.
We have never declared or paid any cash dividend on our securities. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends.
Our Board has complete discretion as to whether to distribute dividends, subject to the requirements of Cayman Islands law. In addition, our shareholders may by ordinary resolution declare a dividend, but no dividend may exceed the amount recommended by our directors. Under Cayman Islands law, a Cayman Islands company may pay a dividend out of either profit or its share premium account, provided that in no circumstances may a dividend be paid if this would result in its being unable to pay its debts as they fall due in the ordinary course of business. Even if our Board decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our Board. Accordingly, the return on any investment in our ADSs will depend on any future price appreciation of our ADSs. There is no guarantee that our ADSs will appreciate in value or even maintain the price at which our ADSs were or are purchased. Some or all of any investment in our ADSs may be lost.
Sales of a substantial number of our ADSs or ordinary shares by our existing shareholders in the public market could cause the price of our ADSs to fall.
Sales of a substantial number of our ADSs or ordinary shares in the public market or the perception that these sales might occur could significantly reduce the market price of our ADSs and impair our ability to raise adequate capital.
As of December 31, 2024, we have a total of 36,981,759 ordinary shares represented by ADSs outstanding, assuming no exercise of outstanding options, which are freely tradable, without restriction, in the public market, unless they are held or purchased by one of our affiliates. ADSs held by our affiliates are eligible for sale in the public market and will be subject to volume limitations under Rule 144 under the Securities Act.
As of December 31, 2024, the holders of approximately 18.4 million of our outstanding ordinary shares, or approximately 33.2% of our total outstanding ordinary shares, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares (including, in the case of affiliates, for resale) under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our ADSs.
We are an emerging growth company and smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our ADSs less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we may take advantage of specific exemptions from various reporting requirements that are applicable to other publicly traded entities that are not emerging growth companies. These exemptions include:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002;
•not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•not being required to submit some executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes;” and

•not being required to disclose some executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.
As a result, we do not know if some investors will find our ADSs less attractive. The result may be a less active trading market for our ADSs, and the price of our ADSs may become more volatile.
We will remain an emerging growth company until the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering; (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common equity held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (iv) the date on which we have issued more than $1 billion in non-convertible debt securities during any three-year period.
We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting ordinary shares held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting ordinary shares held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.
As a foreign private issuer, we are not subject to some U.S. securities law disclosure requirements that apply to a U.S. domestic issuer, which may limit the information publicly available to our shareholders.
Although we have begun voluntarily reporting under the Exchange Act as a U.S. domestic filer, we have historically reported as, and we continue to qualify to alternatively report as, a non-U.S. company with foreign private issuer status. Even after we no longer qualify as an emerging growth company, and although we furnish quarterly financial information to the SEC, as long as we qualify as a foreign private issuer under the Exchange Act, we will be exempt from specific provisions of the Exchange Act that are applicable to U.S. domestic public companies, including:
•the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act;
•the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and liability for insiders who profit from trades made in a short period of time; and
•the rules under the Exchange Act requiring the filing with the SEC of quarterly reports on Form 10-Q containing unaudited financial and other specified information, or current reports on Form 8-K, upon the occurrence of specified significant events.
In addition, foreign private issuers are not required to file their annual report on Form 20-F until four months after the end of each fiscal year, while U.S. domestic issuers that are accelerated filers are required to file their annual report on Form 10-K within 75 days after the end of each fiscal year. Foreign private issuers are also exempt from Regulation FD, which restricts the selective disclosure of material information.
Both foreign private issuers and emerging growth companies also are exempt from some more stringent executive compensation disclosure rules. Thus, even if we no longer qualify as an emerging growth company, but remain a foreign private issuer, we will continue to be exempt from the more stringent compensation disclosures required of companies that are neither an emerging growth company nor a foreign private issuer.
In addition, as a foreign private issuer, our officers, directors and principal shareholders are exempt from reporting (i.e., will not file Forms 3, 4, or 5 when transacting in our securities) and are not subject to the “short-swing” profit recovery provisions of Section 16 of the Exchange Act and the rules thereunder. Therefore, our shareholders may not have timely information and may not, for instance, know when our officers, directors and principal shareholders purchase or sell our ordinary shares or ADSs.
As a foreign private issuer, we are permitted to adopt some home country practices in relation to corporate governance matters that differ significantly from the Nasdaq corporate governance listing standards. These practices may afford less protection to shareholders than they would enjoy if we complied fully with corporate governance listing standards.

As a foreign private issuer, we are permitted to take advantage of some provisions in the Nasdaq listing rules that allow us to follow Cayman Islands law for some governance matters. Corporate governance practices in the Cayman Islands may differ significantly from corporate governance listing standards as, except for general fiduciary duties and duties of care, Cayman Islands law has no corporate governance regime which prescribes specific corporate governance standards. Cayman Islands law does not impose a requirement that our Board consist of a majority of independent directors. Nor does Cayman Islands law impose specific requirements on the establishment of a compensation committee or nominating committee or nominating process. To the extent we choose to follow home country practice in the future, our shareholders may be afforded less protection than they otherwise would have under corporate governance listing standards applicable to U.S. domestic issuers.
Under our amended and restated memorandum and articles of association, investors do not have the same rights with respect to shareholder meetings and voting that shareholders of some U.S. corporations have.
Our holding company is incorporated under the laws of the Cayman Islands. Our amended and restated memorandum and articles of association provides that a quorum required for the transaction of business at any general meeting of shareholders shall consist of one or more shareholders present in person or by proxy, holding shares which carry in aggregate not less than one-third of all votes attaching to all of our shares in issue and entitled to vote. Additionally, our amended and restated memorandum and articles of association provides that any voting at any shareholders’ meeting shall be decided by a show of hands unless a poll is demanded (before or on the declaration of the result of the show of hands) by the chairperson of such meeting or by any one or more shareholders who together hold not less than 10% of the votes attaching to the total number of ordinary shares which are present in person or by proxy at the meeting. Although our minority quorum provisions satisfy the requirements applicable to Nasdaq-listed companies, some U.S. corporations have stricter quorum requirements than these. Additionally, shareholder votes of some U.S. corporations, such as corporations incorporated under the laws of the State of Delaware, must be in written form and cannot be conducted by a show of hands. Therefore, as a result of our amended and restated memorandum and articles of association, investors do not have the benefit of the procedural protections relating to shareholder meetings and voting that shareholders of some U.S. corporations enjoy.
We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses.
As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter. We would lose our foreign private issuer status if, for example, as of the applicable testing date, more than 50% of our ordinary shares are directly or indirectly held by residents of the U.S. and we fail to meet additional requirements necessary to maintain our foreign private issuer status. If we were to lose our foreign private issuer status, we would be required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms, which are more detailed and extensive than the forms available to a foreign private issuer. We would also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders would become subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we would lose our ability to rely upon exemptions from specific corporate governance requirements under the Nasdaq listing rules. As a U.S.-listed public company that is not a foreign private issuer, we would incur significant additional legal, accounting and other expenses that we would not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange.
Fluctuations in currency exchange rates may have a material adverse effect on our results of operations and the value of any investment in our ADSs.
The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted, and the exchange rate between the Renminbi and U.S. dollar remained within a narrow band. In June 2010, the People’s Bank of China (“PBOC”) announced that the PRC government would increase the flexibility of the exchange rate, and thereafter allowed the Renminbi to appreciate slowly against the U.S. dollar within the narrow band fixed by the PBOC. However, more recently, on August 11, 12 and 13, 2015, the PBOC significantly devalued the Renminbi by fixing its price against the U.S. dollar 1.9%, 1.6%, and 1.1% lower than the previous day’s value, respectively. On October 1, 2016, the Renminbi joined the International Monetary Fund’s basket of currencies that make up the Special Drawing Right (“SDR”) along with the U.S. dollar, the Euro, the Japanese yen and the British pound. In the fourth quarter of 2016, the Renminbi depreciated significantly while the U.S. dollar surged and the PRC experienced persistent capital outflows. With the development of the foreign exchange market and progress towards interest rate liberalization and Renminbi internationalization, the PRC government may in the future announce further changes to the exchange rate system. There is no guarantee that the Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces, PRC and U.S. government’s policies and regulations may impact the exchange rate between the Renminbi and the U.S. dollar in the future.
Significant revaluation of the Renminbi may have a material adverse effect on any investment in our ADSs. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or ADSs or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, appreciation or depreciation in the value of the Renminbi relative to U.S. dollars would affect our financial results reported in U.S. dollar terms regardless of any underlying change in our business or results of operations.
Very limited hedging options are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange regulations that restrict our ability to convert Renminbi into non-PRC currency.
Holders of our ADSs have fewer rights than our shareholders and must act through the depositary to exercise their rights.
Holders of our ADSs do not have the same rights as our registered shareholders. As a holder of our ADSs, an investor will not have any direct right to attend general meetings of our shareholders or to cast any votes at such meetings. As a holder of our ADSs, an investor will only be able to exercise the voting rights carried by the underlying ordinary shares which are represented by our ADSs indirectly by giving voting instructions to the depositary in accordance with the provisions of the deposit agreement. Upon receipt of voting instructions from any investor, the depositary will try, as far as is practicable, to vote the ordinary shares underlying our ADSs in accordance with investor instructions. If we ask for investor instructions, then upon receipt of investor voting instructions, the depositary will try to vote the underlying ordinary shares in accordance with these instructions. If we do not instruct the depositary to ask for investor instructions, the depositary may still vote in accordance with instructions the investor gives, but it is not required to do so. An investor will not be able to directly exercise any right to vote with respect to the underlying ordinary shares unless the investor withdraws the shares and becomes the registered holder of such shares prior to the record date for the general meeting. When a general meeting is convened, an investor may not receive sufficient advance notice of the meeting to withdraw the shares underlying our ADSs and become the registered holder of such shares to allow the investor to attend the general meeting and to vote directly with respect to any specific matter or resolution to be considered and voted upon at the general meeting. In addition, under our amended and restated memorandum and articles of association, for the purposes of determining those shareholders who are entitled to attend and vote at any general meeting, our directors may close our register of members and/or fix in advance a record date for such meeting, and such closure of our register of members or the setting of such a record date may prevent an investor from withdrawing the ordinary shares underlying our ADSs and becoming the registered holder of such shares prior to the record date, so that an investor would not be able to attend the general meeting or to vote directly. If we ask for instructions from investors, the depositary will notify investors of the upcoming vote and will arrange to deliver our voting materials to investors. We have agreed to give the depositary notice of shareholder meetings sufficiently in advance of such meetings. Nevertheless, we cannot assure investors that investors will receive the voting materials in time to ensure that investors can instruct the depositary to vote the underlying ordinary shares represented by our ADSs. In addition, the depositary and its agents are not responsible for failing to carry out voting instructions or for their manner of carrying out voting instructions. This means that investors may not be able to exercise any right to direct how the shares underlying our ADSs are voted and investors may have no legal remedy if the shares underlying our ADSs are not voted as requested. In addition, in an investor’s capacity as an ADS holder, the investor will not be able to call a shareholders’ meeting.
Except in limited circumstances, the depositary for our ADSs will give us a discretionary proxy to vote the ordinary shares underlying our ADSs if investors do not vote at shareholders’ meetings, which could adversely affect the interests of investors.

Under the deposit agreement for our ADSs, if investors do not vote, the depositary will deem that investors have instructed the depositary to give us a discretionary proxy to vote the ordinary shares underlying our ADSs at shareholders’ meetings unless:
•we have instructed the depositary that we do not wish a discretionary proxy to be given;
•we have informed the depositary that there is substantial opposition as to a matter to be voted on at the meeting;
•a matter to be voted on at the meeting would have a material adverse impact on shareholders; or
•the voting at the meeting is to be conducted via a show of hands unless voting by poll is required by the applicable listing rules or our articles of association.
The effect of this discretionary proxy is that investors cannot prevent our ordinary shares underlying our ADSs from being voted, except under the circumstances described above. This may make it more difficult for shareholders to influence our management. Holders of our ordinary shares are not subject to this discretionary proxy.
Investors may not receive distributions on our ADSs or any value for them if such distribution is illegal or impractical or if any required government approval cannot be obtained in order to make such distribution available to any investor.
Although we do not have any present plan to pay any dividends, the depositary of our ADSs has agreed to pay to investors the cash dividends or other distributions it or the custodian receives on ordinary shares or other deposited securities underlying our ADSs, after deducting its fees and expenses and any applicable taxes and governmental charges. Investors will receive these distributions in proportion to the number of ordinary shares our ADSs represent. However, the depositary is not responsible if it decides that it is unlawful or impractical to make a distribution available to any holders of ADSs. For example, it would be unlawful to make a distribution to a holder of ADSs if it consists of securities whose offering would require registration under the Securities Act but are not so properly registered or distributed under an applicable exemption from registration. The depositary may also determine that it is not reasonably practicable to distribute some property. In these cases, the depositary may determine not to distribute such property. We have no obligation to register under the U.S. securities laws any offering of ADSs, ordinary shares, rights or other securities received through such distributions. We also have no obligation to take any other action to permit the distribution of ADSs, ordinary shares, rights or anything else to holders of ADSs. This means that investors may not receive distributions we make on our ordinary shares or any value for them if it is illegal or impractical for us to make them available to investors. These restrictions may cause a material decline in the value of our ADSs.
Investors’ right to participate in any future rights offerings may be limited, which may cause dilution to holdings in our ADSs.
We may from time to time distribute rights to our shareholders, including rights to acquire our securities. However, we cannot make rights available to investors in the U.S. unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. Also, under the deposit agreement, the depositary bank will not make rights available to investors unless either both the rights and any related securities are registered under the Securities Act, or the distribution of them to ADS holders is exempted from registration under the Securities Act. We are under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective. Moreover, we may not be able to establish an exemption from registration under the Securities Act. If the depositary does not distribute the rights, it may, under the deposit agreement, either sell them, if possible, or allow them to lapse. Accordingly, investors may be unable to participate in our rights offerings and may experience dilution in holdings in our ADSs.
We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. Holders of our ADSs or ordinary shares.
We would be classified as a passive foreign investment company (“PFIC”) for any taxable year if, after the application of specific look-through rules, either: (i) 75% or more of our gross income for such year is “passive income” (as defined in the relevant provisions of the U.S. Internal Revenue Code of 1986, as amended) (the income test), or (ii) 50% or more of the value of our assets (generally determined on the basis of a quarterly average) during such year is attributable to assets that produce or are held for the production of passive income (the asset test). Based on the value of our assets, including goodwill, and the composition of our income and assets, we do not believe we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2024. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure investors that we will not be a PFIC for any taxable year. Adverse U.S. federal income tax consequences could apply to a U.S. Holder (as defined in “Taxation—U.S. Federal

Income Taxation Considerations”) if we are treated as a PFIC for any taxable year during which such U.S. Holder holds our ADSs or ordinary shares.
Investors may be subject to limitations on transfers of our ADSs.
Our ADSs are transferable on the books of the depositary. However, the depositary may close its transfer books at any time or from time to time when it deems expedient in connection with the performance of its duties. In addition, the depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary deems it advisable to do so because of any requirement of law or of any government or governmental body, or under any provision of the deposit agreement, or for any other reason.
Investors’ rights to pursue claims against the depositary as a holder of ADSs are limited by the terms of the deposit agreement.
Under the deposit agreement, any action or proceeding against or involving the depositary, arising out of or based upon the deposit agreement or the transactions contemplated thereby or by virtue of owning our ADSs may only be instituted in a state or federal court in New York, New York, and any investor, as a holder of our ADSs, will have irrevocably waived any objection which the investor may have to the laying of venue of any such proceeding, and irrevocably submitted to the exclusive jurisdiction of such courts in any such action or proceeding. The depositary may, in its sole discretion, require that any dispute or difference arising from the relationship created by the deposit agreement be referred to and finally settled by an arbitration conducted under the terms described in the deposit agreement. These arbitration provisions govern such dispute or difference and do not, in any event, preclude investors from pursuing claims under the Securities Act or the Exchange Act in state or federal courts.
ADS holders may not be entitled to a jury trial with respect to claims arising under the deposit agreement, which could result in less favorable outcomes to the plaintiff(s) in any such action.
The deposit agreement governing our ADSs representing our ordinary shares provides that, subject to the depositary’s right to require a claim to be submitted to arbitration, the federal or state courts in the City of New York have exclusive jurisdiction to hear and determine claims arising under the deposit agreement and in that regard, to the fullest extent permitted by law, ADS holders, including purchasers of ADSs in secondary transactions, waive the right to a jury trial of any claim they may have against us or the depositary arising out of or relating to our ordinary shares, our ADSs or the deposit agreement, including any claim under the U.S. federal securities laws.
If we or the depositary opposed a jury trial demand based on the waiver, the court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the federal securities laws has not been finally adjudicated by the U.S. Supreme Court. In determining whether to enforce a contractual pre-dispute jury trial waiver provision, courts will generally consider whether a party knowingly, intelligently and voluntarily waived the right to a jury trial. We believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of New York, which govern the deposit agreement. We believe that this is the case with respect to the deposit agreement and our ADSs. It is advisable that investors consult legal counsel regarding the jury waiver provision before investing in our ADSs.
If an investor or any other holders or beneficial owners of ADSs bring a claim against us or the depositary in connection with matters arising under the deposit agreement or our ADSs, including claims under federal securities laws, an investor or such other holder or beneficial owner may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against us and/or the depositary. If a lawsuit is brought against us and/or the depositary under the deposit agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action.
Nevertheless, if this jury trial waiver provision is not enforced, to the extent a court action proceeds, it would proceed under the terms of the deposit agreement with a jury trial. No condition, stipulation or provision of the deposit agreement or ADSs serves as a waiver by any holder or beneficial owner of ADSs or by us or the depositary of compliance with any substantive provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.
Investors may face difficulties in protecting the interests of investors, and the ability to protect the rights of investors through U.S. courts may be limited, because we are incorporated under Cayman Islands law.

Our holding company is an exempted company incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (As Revised) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against our directors and the fiduciary duties of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary duties of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedents in some jurisdictions in the U.S. In particular, the Cayman Islands has a less developed body of securities laws than the U.S. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, Cayman Islands companies may not have the standing to initiate a shareholder derivative action in a federal court of the U.S.
Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records (other than the memorandum and articles of association, any special resolutions passed by such companies, and the registers of mortgages and charges of such companies) or to obtain copies of lists of shareholders of these companies. Under Cayman Islands law, the names of our current directors can be obtained from a search conducted at the Registrar of Companies. Our directors have discretion under our amended and restated articles of association, to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for investors to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.
As a result of all of the above, our public shareholders may have more difficulty in protecting their interests in the face of actions taken by management or members of our Board than they would as public shareholders of a company incorporated in the U.S.
We may experience material weaknesses in our internal control over financial reporting in the future. If so, or if we otherwise fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely consolidated financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our ADSs may decline.
Pursuant to Section 404 of Sarbanes-Oxley, our management has been required to report upon the effectiveness of our internal control over financial reporting beginning annually with the fiscal year ended December 31, 2022. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have and will need to continuously upgrade our information technology systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. If we or, if required, our auditor is unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our ADSs may decline.
We cannot assure investors that there will not be material weaknesses or any significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our ADSs could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our amended and restated memorandum and articles of association contain anti-takeover provisions that could discourage a third party from acquiring us, which could limit our shareholders’ opportunity to sell their shares, including ordinary shares represented by our ADSs, at a premium.

Our amended and restated memorandum and articles of association contain provisions to limit the ability of others to acquire control of us or cause us to engage in change-of-control transactions. These provisions could have the effect of depriving our shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of us in a tender offer or similar transaction. For example, our Board has the authority, without further action by our shareholders, to issue preferred shares in one or more series and to fix their designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our ordinary shares, in the form of ADS or otherwise. Preferred shares could be issued quickly with terms calculated to delay or prevent a change in control of us or make removal of management more difficult. If our Board decides to issue preferred shares, the price of our ADSs may fall and the voting and other rights of the holders of our ordinary shares and ADSs may be materially and adversely affected.
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, the market price for our ADSs and trading volume could decline.
The trading market for our ADSs relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. If research analysts do not maintain adequate research coverage or if one or more of the analysts who covers us downgrades our ADSs or publishes inaccurate or unfavorable research about our business, the market price for our ADSs would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our ADSs to decline significantly.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate about us and the diseases our products are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear and create uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend ourselves or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Further, there is a risk that unmerited or unsupported claims about our products may circulate on social media. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions, or incur other harm to us and our business, including damage to the reputation of our products.
Risks Related to Doing Business in the PRC
Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.
Our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in the PRC, where we have significant operations. The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, regulation of foreign exchange and allocation of resources. Before the adoption of its reform and opening up policies in 1978, the PRC was primarily a planned economy. In recent years, the PRC government has been reforming the PRC economic system and government structure. For example, the PRC government has implemented economic reform and measures emphasizing the utilization of market forces in the development of the PRC economy in the past three decades. These reforms have resulted in significant economic growth and social prospects.

While the PRC economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government regulation of capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the PRC government implemented some measures, including interest rate increases, to manage the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect our business and results of operations. In July 2021, the PRC government provided new guidance on PRC-based companies raising capital outside of the PRC, including through arrangements called variable interest entities (“VIEs”). In December 2021, CSRC published for public comment the draft rules that require Chinese companies including VIEs to file with the CSRC within three business days after applying for listing on a foreign exchange. On February 17, 2023, the CSRC enacted the Trial Measures for Administration of the Overseas Securities Offerings and Listings by Domestic Enterprises, and several supporting rules, or, collectively the New Filing Rules. According to the New Filing Rules and combined with the clarification in the CSRC Answers to Reporters’ Questions, PRC-based companies adopting VIE structure are allowed to carry out offerings and listings outside the PRC, but at the same time, the New Filing Rules emphasize the examination and verification requirements for the listing of the PRC-based companies with VIE structure. In light of such developments, the SEC has imposed enhanced disclosure requirements on PRC-based companies seeking to register securities with the SEC. Although we do not have a VIE structure, due to our operations in the PRC, any future PRC, U.S. or other rules and regulations that place restrictions on capital raising or other activities or require enhanced disclosure by PRC-based companies could adversely affect our business and results of operations. If the business environment in the PRC deteriorates from the perspective of PRC or international investment, the PRC government may intervene with our operations and our business in the PRC and the U.S., and the market price of our ADSs could be adversely affected.
The PRC government may intervene in or influence our operations in accordance with laws and regulations, which could result in a material change in our operations and significantly and adversely impact the value of our ADSs.
The PRC government has significant oversight over the conduct of our business within the PRC and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals in accordance with laws and regulations. In recent years, the PRC government published new policies that significantly affected some industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry or us that could require us to seek permission from PRC governmental authorities to continue to operate our business, which may adversely affect our business, financial condition and results of operations. We conduct a portion of our business through our subsidiaries in the PRC. Our PRC subsidiaries have obtained all necessary licenses and approvals to conduct our operations in the PRC and, to date, no application for any such licenses and approvals has been denied. If we fail to receive any requisite permission or approval from the CSRC, CAC or other PRC regulatory authorities for any securities offering or our operations, or the waiver of such permission or approval, in a timely manner, or at all, or inadvertently conclude that such permissions or approvals are not required, or if applicable laws, regulations, or interpretations change and obligate us to obtain such permission or approvals in the future, we may be subject to fines and penalties, suspension or limitations on our business activities in China, revocation of our business licenses, website closure, delay or restrictions on the contribution to the PRC of the proceeds from any securities offering, or other sanctions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects. In addition, the CSRC, CAC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to halt any future offerings. Consequently, if you engage in market trading or other activities in anticipation of and prior to the settlement and delivery of any securities we offer from time to time, you would be doing so at the risk that the settlement and delivery may not occur.
Compliance with the PRC’s Data Security Law, Cybersecurity Review Measures, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.
The PRC has implemented or is implementing rules and is considering a number of additional proposals relating to data protection. The PRC’s Data Security Law took effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in the PRC from transferring data stored in the PRC to foreign law enforcement agencies or judicial authorities without prior approval by the authorized PRC governmental authority.
Additionally, the PRC’s Cyber Security Law requires companies to take some organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that the PRC adopt a multi-level protection scheme (“MLPS”) under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered.
In 2022, the Cyberspace Administration of China or the CAC took action against several PRC internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of PRC data subjects. In April 2020, the Chinese government promulgated the Cybersecurity Review Measures or the “2020 Cybersecurity Review Measures”, which came into effect on June 1, 2020. In July 2021, the CAC and other related authorities released a draft amendment to the 2020 Cybersecurity Review Measures for public comments. On December 28, 2021, the Chinese government promulgated amended Cybersecurity Review Measures (the “2022 Cybersecurity Review Measures”) which came into effect and replaced the 2020 Cybersecurity Review Measures on February 15, 2022.
According to the 2022 Cybersecurity Review Measures, (i) critical information infrastructure operators (“CIIOs”) that purchase network products and services and internet platform operators that conduct data processing activities are subject to cybersecurity review in accordance with the 2022 Cybersecurity Review Measures if such activities affect or may affect national security; and (ii) internet platform operators holding personal information of more than one million users and seeking to have their securities list on a stock exchange in a foreign country shall file for cybersecurity review with the Cybersecurity Review Office. The 2022 Cybersecurity Review Measures remain unclear on whether the relevant requirements will be applicable to the follow-on offerings of companies that have completed initial public offerings on stock exchanges outside the PRC. As of the date of this Annual Report on Form 10-K, we have not been informed by any PRC government agency that we qualify as a CIIO or internet platform operator, and we are not a data processor in possession of more than one million users’ personal information. Further, we have not been involved in any cybersecurity-related investigation initiated by the CAC or any other PRC government authority, and have not received any cybersecurity-related warning or sanction from the PRC government authorities, or any notice from relevant authorities requesting that we file for the cybersecurity review. Therefore, based on our understanding of the current PRC laws and regulations, we are of the view that we are unlikely to be subject to such cybersecurity review arising from our continued listing on a U.S. stock exchange or offerings of our securities thereon. The CAC, however, has the discretion to initiate cybersecurity review on data processing activities which are deemed to affect or may affect national security. Thus, we cannot preclude the possibility that we would be subject to ex officio cybersecurity reviews by the CAC, and it is uncertain whether being listed in the U.S. would increase such possibility. If we are subject to such cybersecurity review, we may be ordered to suspend business or discontinue the development of new Product Candidates or business partnerships, among other things, pending completion of the review. If we fail to pass the cybersecurity review, we may face penalties such as fines, suspension of business, closure of websites, or revocation of relevant business licenses and permits, any of which could have a material adverse effect on our business and results of operations.
On July 7, 2022, the CAC promulgated the Security Assessment Measures for Outbound Data Transfer (the “Security Assessment Measures”) which came into effect on September 1, 2022. Pursuant to the Security Assessment Measures, a data processor shall apply to competent authorities for security assessment prior to transferring any data outside of the PRC if the transfer involves (i) important data; (ii) personal information transferred outside the PRC by a CIIO and a data processor that processes personal information of more than one million individuals; (iii) personal information transferred by a data processor outside the PRC who has already provided personal information of 100,000 persons or sensitive personal information of 10,000 persons outside the PRC since January 1 of the previous year; or (iv) other circumstances as requested by the CAC.
On March 22, 2024, the CAC promulgated the Provisions on Promoting and Regulating Cross-border Data Transfer, which narrow the scope of conditions that shall apply for a security assessment. Pursuant to the Provisions on Promoting and Regulating Cross-border Data Transfer, any data processor which exports personal information shall apply for a security assessment before transferring any personal information abroad if it satisfies any of the following conditions: (1) personal information and important data will be provided overseas by any operator of critical information infrastructure; (2) important data will be provided overseas by any data processor other than an operator of critical information infrastructure, or personal information of more than 1,000,000 individuals in aggregate (excluding sensitive personal information) or sensitive personal information of more than 10,000 individuals in aggregate has been provided overseas since January 1 of the current year. If personal information of more than 100,000 individuals but less than 1,000,000 individuals in aggregate (excluding sensitive personal information) or sensitive personal information of less than 10,000 individuals in aggregate has been provided overseas by any data processor other than an operator of critical information infrastructure since January 1 of the current year, standard contracts for personal information transfer shall be entered into with the overseas receivers or the certification of personal information protection shall be passed in accordance with the law. Despite the above, where a data processor transfers data abroad, it may be exempted from applying for a cross-border transfer security assessment, concluding a standard contract for personal information to be provided abroad or passing a security certificate for personal information protection if it satisfies any of the following conditions: (1) where it is really necessary to provide personal information abroad for the purpose of concluding or performing a contract to which an individual concerned is a party, such as cross-border shopping, cross-border delivery, cross-border remittance, cross-border payment, cross-border account opening, air ticket and hotel reservation, visa handling and examination services; (2) where it is really necessary to provide employees’ personal information abroad for the purpose of conducting cross-border human resources management in accordance with the employment rules and regulations and collective contracts formulated in accordance with the law; (3) where it is really necessary to provide personal information abroad in an emergency to protect the life, health and property safety of a natural person; or (4) where a data processor other than a critical information infrastructure operator provides abroad the personal information (excluding sensitive personal information) of not more than 100,000 persons accumulatively as of January 1 of the current year. As of the date of this annual report, we have not processed more than 1,000,000 persons’ personal information or 10,000 persons’ sensitive personal information outside the PRC since January 1, 2024. In addition, as of the date of this Annual Report on Form 10-K, we have not been informed by any PRC government agency that we qualify as a CIIO, and the Information Security Technology-Guidance for Identifying Important Data are only drafts for comments and have not been officially adopted.
Also, the Standing Committee of the National People’s Congress released the Personal Information Protection Law, which became effective on November 1, 2021. The Personal Information Protection Law provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in the PRC, and the processing of personal information of persons in the PRC outside of the PRC if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in the PRC. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to be set by PRC cyberspace regulators are also required to store in the PRC personal information generated or collected in the PRC, and to pass a security assessment administered by PRC cyberspace regulators for any export of such personal information. Lastly, the Personal Information Protection Law provides for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity or be revoked the relevant business permits or business license by competent authorities. We do not maintain, nor do we intend to maintain, personally identifiable health information of patients in the PRC. We do, however, collect and maintain de-identified health data for clinical trials in compliance with local regulations.
China’s National Information Security Standardization Technical Committee issued the Practice Guidelines for Cybersecurity Standards — Security Certification Specifications for Cross-border Processing of Personal Information on June 24, 2022, and issued Version 2.0 of such guidelines on December 16, 2022, or collectively, the Security Certification Specifications. The Security Certification Specifications serve as guidance for how personal information security certification should be conducted for cross-border transfer of personal information. However, the Security Certification Specifications are only recommended guidelines and compliance is not mandatory.
On February 22, 2023, the CAC issued the Measures for the Standard Contract for Cross-Border Transfer of Personal Information (the “Standard Contract Measures”) along with the formal version of the standard contractual clauses for cross-border transfer of personal information stipulated under the Personal Information Protection Law. The Standard Contract Measures came into effect on June 1, 2023, and provide a six-month grace period. It specifies the applicable scope of, conditions to enter into and detailed filing requirements for standard contracts on cross-border transfer of personal information, which become a part of the compliance mechanism for personal information protection. Any violation of the Standard Contract Measures shall be punished in accordance with the Personal Information Protection Law and other laws and regulations. The Personal Information Protection Law provides punishment measures such as ordering corrections, warnings, etc. which would be applied based on the severity of the violation. On March 22, 2024, the CAC promulgated Personal Information Export Standard Contract Filing Guidelines (Second Edition), which is to match the Provisions on Promoting and Regulating Cross-border Data Transfer promulgated on the same day. Personal Information Export Standard Contract Filing Guidelines (Second Edition) further clarify the applicable scope of, conditions to enter into and detailed filing requirements for standard contracts on cross-border transfer of personal information. In December 2023, the Implementing Guidelines for Contracts on Cross-border Flow of Personal Information in the Guangdong-Hong Kong-Macau Greater Bay Area (Mainland, Hong Kong) jointly formulated by the CAC and the Innovation, Technology and Industry Bureau of Hong Kong, provides that the personal information processors and recipients of the Guangdong-Hong Kong-Macau Greater Bay Area (“GBA”) may, in accordance with the requirements of the Implementing Guidelines, carry out the cross-border flow of personal information between the Mainland and Hong Kong within the GBA by entering into a standard contract, except for personal information notified by the relevant authorities or regions or publicly announced as important data.

On January 1, 2025, the Regulations on Network Data Security Management (“Regulations”) took effect in China. These Regulations have extraterritorial effect and apply broadly to any network data processing activities (not only personal information processing activities). The Regulations reiterate and expand on the existing obligations on data processors under the Cybersecurity Law, Data Security Law and the PIPL and introduce new network and data security obligations, such as a requirement to report any risks arising from network products and services that may endanger national security or public interest to the relevant authorities within 24 hours.
Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with such laws, rules and regulations could significantly increase the cost of our operations, require significant changes to our operations or even prevent us from operating in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, rules, regulations and other obligations relating to privacy, data protection and information security, it is possible our operations could fail to meet all of the requirements imposed on us. Any failure on our part to comply, or any compromise of security that results in unauthorized access, use or release of personal information or other data, or the perception or allegation that any failure or compromise has occurred, could damage our reputation, discourage new and existing partners, vendors or other parties from contracting with us or result in investigations, fines, suspension or other penalties by governmental authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our operations are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by such laws, rules and regulations and the recent PRC government actions could materially adversely affect our ability to raise capital, or to do so on favorable terms, including engaging in public or private equity or debt financings in the U.S. market.
Our PRC subsidiaries have obtained all necessary licenses and approvals to conduct our operations in the PRC and, to date, no application for any such licenses and approvals has been denied. If we fail to receive any requisite permission or approval from the CSRC, CAC or other PRC regulatory authorities for any offering of our securities or the continued listing of our securities on a U.S. stock exchange or for our operations, or obtain the waiver of such permission or approval, in a timely manner, or at all, or wrongly conclude that such permissions or approvals are not required, or if applicable laws, regulations, or interpretations change and obligate us to obtain such permission or approvals in the future, we may be subject to fines and penalties, suspension or limitations on our business activities in the PRC, revocation of our business licenses, website closure, delay or restrictions on the contribution of proceeds from any offering into the PRC, or other sanctions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.
PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material negative change in our subsidiaries’ operations, significant depreciation of the value of our ADSs, or a hindrance of our ability to offer or continue to offer our securities to investors, which could cause the value of the securities of investors to decrease.
Our operations in the PRC are governed by PRC laws, rules and regulations. Our PRC subsidiaries are subject to laws, rules and regulations applicable to foreign investment in the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.
The PRC government has initiated a series of regulatory actions and statements to regulate business operations in the PRC, including cracking down on illegal activities in the securities market, enhancing supervision over PRC-based companies listed outside the PRC using VIE structure adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are relatively new, it is uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact of such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on a U.S. or other foreign exchange. Although we do not have a VIE structure, due to our operations in the PRC, any future PRC, U.S. or other rules and regulations that place restrictions on capital raising or other activities or require enhanced disclosure by PRC-based companies could adversely affect our business and results of operations and the market price of our ADSs.
Recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in the PRC or may be subject to significant degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-binding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator a certain degree of discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.
Any administrative and court proceedings in the PRC or any jurisdiction where we operate our business may be protracted, resulting in additional substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have the right to exercise conclusive discretion in interpreting and implementing statutory and contractual terms, depending on the facts and circumstances, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These factors may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.
In the past few years, PRC regulators have announced regulatory actions aimed at providing the PRC government with greater oversight over sectors of the economy in the PRC, including the for-profit education sector and technology platforms that have a quantitatively significant number of users located in the PRC. Although the biotechnology industry is already highly regulated in the PRC and while there has been no indication to date that such actions or oversight would apply to companies like us, the PRC government may in the future take regulatory actions that materially affect the business environment and financial markets in the PRC as they relate to us, our ability to operate our business, our liquidity and our access to capital.
The approval of and the filing with the CSRC may be required under a PRC regulation in connection with any future offerings of our securities in the U.S. market.
The PRC government has indicated an intent to take actions to exert more oversight and control over offerings that are conducted outside the PRC and/or foreign investment in China-based issuers. For example, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law (the “Opinions”) which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen administration over illegal securities activities, and the need to strengthen supervision over listings outside the PRC by PRC companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of PRC-based companies listed outside the PRC, and cybersecurity and data privacy protection requirements and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirements in the future.
On February 17, 2023, the CSRC enacted the Trial Measures for Administration of the Overseas Securities Offerings and Listings by Domestic Enterprises, and several supporting rules, collectively the New Filing Rules. Under the New Filing Rules, PRC-based companies involved in any of the following circumstances shall not list or offer securities on foreign exchanges where: (i) the listing for financing is expressly prohibited by the laws, regulations and relevant provisions; (ii) the offering outside of the PRC and listing threatens or endangers the national security upon examination and verification by the relevant competent department of the PRC State Council; (iii) such PRC-based company or its controlling shareholder or actual controller has, in the past three years, committed a criminal offense such as corruption, bribery, encroachment or misappropriation of property or undermined the order of socialist market economy; (iv) such PRC-based company is under investigation by the judicial authority for being suspected of committing a crime or being involved in a major violation of laws or regulations, which has not yet reached a clear conclusion; or (v) there are major ownership disputes over the equity interests held by such PRC-based company’s controlling shareholder or the shareholder controlled by the controlling shareholder or actual controller. Where a PRC-based company falls under any of the aforesaid circumstances prior to its listing and offering outside the PRC, such PRC-based company shall suspend or terminate its listing and offering outside the PRC, and report to the CSRC and the relevant competent department of the PRC State Council in a timely manner.
In addition, under the New Filing Rules, an issuer listed outside the PRC will be subject to the following obligations of filing or report: (i) if the issuer issues securities (excluding the securities issued for the purpose of implementing equity incentive, distribution of stock dividends, share split, etc.) in the same stock exchange outside the PRC, or such issuer issues convertible bonds, exchangeable bonds or preferred shares after its issuance and listing outside the PRC, it shall make a filing with the CSRC within three (3) business days upon the completion of such issuance; (ii) if the issuer seeks for the secondary listing or primary listing in any other stock exchange outside the PRC after its issuance and listing outside the PRC, it shall make a filing with the CSRC within three (3) business days after submitting the application documents for issuance and listing outside the PRC; (iii) if the issuer issues the securities in installments within the scope of authorization after its issuance and listing outside the PRC, it shall make a filing with the CSRC within three (3) business days after the completion of its first issuance and state the total amount of the securities to be issued. After the completion of each remaining issuance, it shall submit a consolidated report on the issuance to CSRC; (iv) an issuer listed outside of the PRC shall report detailed information to the CSRC within three (3) business days from the occurrence and announcement of the following major events, including the change of such issuer’s control right, investigation and punishment imposed by the regulatory security authority outside of the PRC or the relevant competent authority, change of its listing status or listed sector, and the termination of listing voluntarily or compulsorily; and (v) where there is any material change in the major business and operation activities of an issuer listed outside the PRC and such change does not fall within the scope of filing requirement, such issuer shall, within three (3) business days from the occurrence of such change, submit a special report and a legal opinion issued by a PRC law firm to the CSRC to explain the relevant information.
Since the New Filing Rules are relatively new, as of the date of this Annual Report on Form 10-K, substantial uncertainties exist with respect to the interpretations and implementations of the New Filing Rules. Based on a set of Q&A published on the CSRC’s official website in connection with the release of the New Filing Rules, a CSRC official indicated that the PRC domestic companies that have completed a public offering and listing outside the PRC prior to the enactment of the New Filing Rules shall be regarded as existing issuers (“Existing Issuers”). Existing Issuers are not required to file with CSRC immediately, but will be required to file with CSRC as required in the future for any future offering or listing of securities (which, for the purposes of the New Filing Rules, are defined thereunder as equity shares, depository receipts, corporate bonds convertible to equity shares, and other equity securities that are offered and listed outside the PRC, either directly or indirectly, by PRC domestic companies) in markets outside the PRC, either via direct or indirect means, within three working days upon completion of issuance of such securities.
As an Existing Issuer, we will be subject to the requirements imposed by the New Filing Rules in connection with future securities offerings, including future sales of our ADSs under our “at the market” offering program. We cannot assure investors that we will be able to complete such filing or comply with any other requirements that will be imposed on us under the New Filing Rules, on a timely basis or at all. Failure to comply with the filing requirements or any other requirements under the New Filing Rules could result in orders of rectification, warnings, fines to the relevant PRC domestic companies ranging from RMB 1 million to RMB 10 million and fines on the controlling shareholder and other responsible persons, restrictions on our operations, having to delist from a stock exchange, the halting of securities offerings to foreign investors and other actions that could materially and adversely affect our operations and the interests of our investors and cause a significant depreciation in the price of our ordinary shares and ADSs.
Additionally, the requirements imposed by the New Filing Rules may delay or deter future offerings of our securities and impair our ability to obtain financing on acceptable terms or at all.
Further, on February 24, 2023, the CSRC, the Ministry of Finance and other competent authorities issued the Provisions on Strengthening the Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Enterprises (the “Confidentiality and Archives Provisions”) which took effect on March 31, 2023, replaced the Provisions on Strengthening the Confidentiality and Archives Administration of Overseas Securities Offering and Listing issued on October 20, 2009. Under the Confidentiality and Archives Provisions, for securities offerings and listings outside the PRC (either directly or indirectly), the PRC-based companies shall strictly abide by relevant PRC laws and regulations to strengthen the legal consciousness for the confidentiality of state secrets and archives administration, and establish and improve the confidentiality and archives administration system, including without limitation (i) if a PRC-based company or its listed entity outside of the PRC intends to provides or publicly disclose certain documents and materials involving state secrets or governmental work secrets to other parties, including securities companies, security service agencies, regulatory authorities outside the PRC, and other entities and individuals, it must first report to and obtain the approval from competent governmental authority and make a filing with the competent secrecy administrative department; and (ii) the PRC-based company and securities companies or securities service providers with which it shares regulated information must first obtain the approval of CSRC or competent governmental authorities before cooperating with or providing any documents and materials for inspection and investigation by securities regulatory authorities or relevant competent authorities outside the PRC. As the Confidentiality and Archives Provisions were recently promulgated, their interpretation and implementation remain substantially uncertain. It is possible that the implementation of this regulation could hinder our ability to comply with U.S. securities laws and continued listing requirements or impede routine due diligence by securities counsel, potential underwriters or other investors, for instance by preventing or delaying the provision of requested information or the filing of material agreements or disclosures. The fruition of such risks could significantly limit or completely hinder our access to the U.S. capital markets and could cause the value of our securities, particularly our ADSs, to significantly decline or become worthless.

If we fail to receive any requisite permission or approval from or complete the filing with the CSRC or other PRC regulatory authorities for any offering or listing of our securities, or obtain the waiver of such permission or approval, in a timely manner, or at all, we may be subject to fines and penalties, suspension or limitations on our business activities in China, revocation of our business licenses, website closure, delay or restrictions on the contribution of proceeds from any offering into the PRC, or other sanctions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects. In addition, the CSRC, CAC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to halt any offering. Consequently, if investors engage in market trading or other activities in anticipation of and prior to the settlement and delivery of the securities we may offer from time to time in the future, investors would be doing so at the risk that the settlement and delivery may not occur.
Additionally, given the current regulatory environment in the PRC, we are still subject to the uncertainty of interpretation and enforcement of the rules and regulations in the PRC, which can change quickly with little advance notice, and any future actions of the PRC authorities. It is uncertain whether we will be required to obtain permission from the PRC government to maintain our listing on any U.S. exchange (including retroactively), and even if such permission is sought, whether it will be denied or rescinded. Any future actions by the CSRC or other PRC regulatory authorities to exert more oversight and control over offerings conducted outside the PRC and foreign investment in PRC-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of our securities to significantly decline or become worthless.
Certain PRC regulations may make it more difficult for us to pursue growth through acquisitions. Any failure by us to comply with PRC anti-monopoly laws and regulations may result in governmental investigations or enforcement actions, litigation or claims against us and could have an adverse effect on our business, financial condition and results of operations.
On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce (“MOFCOM”) the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation (“SAT”) the State Administration for Industry and Commerce, currently known as the SAMR, the CSRC, and the State Administration of Foreign Exchange (“SAFE”) jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rules”) which came into effect on September 8, 2006 and were amended on June 22, 2009.The M&A Rules include, among other things, provisions that purport to require that an offshore special purpose vehicle that is controlled by PRC domestic companies or individuals and that has been formed for the purpose of a listing of securities outside the PRC through acquisitions of PRC domestic companies or assets to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on a stock exchange outside the PRC. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of listings outside the PRC by special purpose vehicles. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles.
These regulations also established additional procedures and requirements that are expected to make merger and acquisition activities in the PRC by non-PRC investors more time-consuming and complex. For example, the M&A rules require that the MOFCOM be notified in advance of any change-of-control transaction in which a non-PRC investor takes control of a PRC domestic enterprise if (i) any important industry is concerned,(ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a PRC domestic enterprise which holds a famous trademark or PRC time-honored brand. The approval from the MOFCOM shall be obtained in circumstances where companies outside of PRC established or controlled by PRC enterprises or residents acquire affiliated PRC domestic companies. Mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the anti-monopoly authority under the State Council when the threshold under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council in August 2008 and last amended in January 2024, is triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by non-PRC investors that raise “national defense and security” concerns and mergers and acquisitions through which non-PRC investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. We may grow our business in part by acquiring other companies operating in our industry. Complying with the requirements of the new regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. In addition, as PRC governmental authorities have a certain degree of discretion in interpreting and implementing statutory provisions, we cannot assure the investors that we are not required to obtain such approval or pass such review under PRC laws, regulations or policies if the relevant

PRC governmental authorities take a contrary position, nor can we predict whether or how long it will take to obtain such approval or pass such review. Any failure to obtain or delay in obtaining the requisite governmental approval or review would subject us to sanctions imposed by the relevant PRC regulatory authority, including orders to stop the illegal act, confiscation of illegal income and a fine ranging from 1% to 10% of the sale amount of the preceding year or not more than 500,000 RMB (the specific amount of fines shall be determined in consideration of the nature of the illegal act, the extent and the period of time during which the act was continuing etc.).
While the application of the M&A Rules remains unclear, we believe, based on our understanding of the current PRC laws and regulations, that the CSRC approval under the M&A Rules would not be required in the context of future offerings of our securities in the U.S. market because Connect SZ, was incorporated as a PRC domestic company in May 2012 and became a sino-foreign equity venture on August 23, 2012 in compliance with the M&A Rules, such that the M&A Rules are not applicable to us. However, the CSRC has not issued any definitive rule or interpretation concerning whether follow-on offerings of securities in the U.S. market are subject to the M&A Rules. There can be no assurance that the relevant PRC government agencies, including the CSRC, would reach the same conclusion as us. If the CSRC or any other PRC regulatory body determines that we need to obtain the CSRC’s approval for follow-on offerings or if the CSRC or any other PRC government authorities promulgates any interpretation or implements rules that would require us to obtain CSRC or other governmental approvals for follow-on offerings, we may be unable to obtain such approvals on a timely basis or at all and we may face adverse actions or sanctions by the CSRC or other PRC regulatory agencies if we proceed with an offering of our securities without first receiving any required approvals. In any such event, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from future offerings into the PRC or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects.
Governmental control of currency conversion may limit our ability to remit funds out of the PRC and utilize our capital or future revenues effectively and could affect the value of any investment in our ADSs.
As a holding company, we are dependent upon cash dividends, distributions and other transfers from our subsidiaries to make dividend payments. As of December 31, 2024, there have not been any such dividends or other distributions from our subsidiaries. In addition, none of our subsidiaries have ever issued any dividends or distributions to us or to U.S. investors.
The majority of our income under the Simcere Agreement is expected to be received in Renminbi, and shortages in foreign currencies may restrict our ability to pay dividends or other payments, or otherwise satisfy our foreign currency denominated obligations, if any. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from the State Administration of the Foreign Exchange in the PRC as long as certain procedural requirements are met. Approval from appropriate government authorities is required if Renminbi is converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may, at its discretion, impose restrictions on access to foreign currencies for current account transactions and if this occurs in the future, we may not be able to pay dividends in foreign currencies to our shareholders.
The PRC government imposes regulation on the convertibility of the Renminbi into non-PRC currencies and, in some cases, the remittance of currency out of the PRC. We fund our PRC operations and expect to receive some of our future revenues in Renminbi. Approval from or registration with appropriate PRC governmental authorities is required where Renminbi is to be converted into non-PRC currency and remitted out of the PRC to pay capital expenses such as the repayment of loans denominated in non-PRC currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries to pay off their respective debt in a currency other than Renminbi owed to entities outside the PRC, or to make other capital expenditure payments outside the PRC in a currency other than Renminbi.
In light of the flood of capital outflows of the PRC in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped-up scrutiny of major outbound capital movement including direct investment outside the PRC. More restrictions and a substantial vetting process have been put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fails to satisfy the applicable direct investment outside the PRC filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to non-PRC currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient non-PRC currencies to satisfy our non-PRC currency demands, we may not be able to pay dividends in non-PRC currencies to our shareholders, including holders of our ADSs.

PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may restrict or prevent us from making loans or additional capital contributions to our PRC subsidiaries.
We are permitted under PRC laws and regulations to provide funding to our PRC subsidiaries, which are treated as “foreign-invested enterprises” under PRC laws, through loans or capital contributions. However, loans by us to our PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE and capital contributions to our PRC subsidiaries are subject to the requirement of making necessary registration with competent governmental authorities in the PRC.
SAFE promulgated the Notice by the SAFE of Further Deepening Reform and Promoting Cross-border Trade and Investment Facilitation, or Circular 28 in 2023, effective on December 4, 2023. According to Circular 28 in 2023, the capital funds and foreign exchange receipts under the account of foreign debts of a non-financial enterprise and RMB funds obtained from foreign exchange settlement thereof shall be used under the principles of veracity and self-use, and shall not be used for expenditures prohibited by laws. Unless otherwise prescribed, they shall not be used for investment in securities or other wealth management investment, except for wealth management products with risk ratings of not higher than Grade II and structured deposits, and for granting loans to non-affiliated enterprises, except explicitly permitted in the business scope or in special regions. Circular 28 in 2023 may significantly limit our ability to transfer any non-PRC currency we hold, to our PRC subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC. On October 23, 2019, SAFE promulgated the Circular of the SAFE on Further Promoting the Facilitation of Cross-border Trade and Investment, or Circular 28 in 2019, which permits non-investment non-PRC-invested enterprises to use their capital funds obtained from exchange settlement outside the PRC to make equity investments in the PRC, with genuine investment projects and in compliance with effective non-PRC investment restrictions and other applicable laws. On April 10, 2020, SAFE issued a Notice of Optimizing Foreign Exchange Administration to Support Foreign Business Development, which allows foreign enterprises to use receipts of capital funds from outside the PRC without providing banks with authenticity certification materials on a transaction-by-transaction basis in advance, provided that the use of such receipts of capital funds from outside the PRC is genuine and in compliance with certain applicable administrative regulations. However, since the promulgation of Circular 28 in 2019, substantial uncertainties remain as to its interpretation and implementation in practice.
In light of the various requirements imposed by PRC regulations on loans to, and direct investments in, our PRC subsidiaries, we cannot assure investors that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans or future capital contributions by us to our PRC subsidiaries. As a result, uncertainties exist as to our ability to provide prompt financial support to our PRC subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use non-PRC currency, and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
Any failure to comply with PRC regulations regarding the registration requirements for employee share incentive plans may subject our equity incentive plan participants or us to fines and other legal or administrative sanctions.
In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, replacing earlier rules promulgated in 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in the PRC for a continuous period of not less than one year and participate in any share incentive plan of a public company listed outside the PRC are required to register with the SAFE through a PRC qualified agent, which could be the PRC subsidiaries of such company listed outside the PRC, and complete other procedures, unless some exceptions are available. In addition, a non-PRC-entrusted institution must be retained to handle matters in connection with the exercise or sale of share options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or non-PRC citizens living in the PRC for a continuous period of not less than one year and have been granted options are subject to these regulations. Failure to complete SAFE registrations may subject them to fines of up to RMB300,000 for entities and up to RMB50,000 for individuals and may also limit our ability to contribute additional capital into our PRC subsidiaries and our PRC subsidiaries’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law. See Item 11. “Executive Compensation.”
In addition, the SAT has issued some circulars concerning employee share options and restricted shares. Under these circulars, our employees working in the PRC who exercise share options or are granted restricted shares will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes for those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC government authorities. See Item 11. “Executive Compensation.”
PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.
In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or Circular 37. Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as non-PRC individuals that are deemed as PRC residents for foreign exchange administration purposes) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. Circular 37 further requires amendment to the SAFE registrations in the event of any changes with respect to the basic information of the offshore special purpose vehicle, such as change of a PRC individual shareholder, name and operation term, or any significant changes with respect to the offshore special purpose vehicle, such as increase or decrease of capital contribution, share transfer or exchange, or mergers or divisions. Circular 37 is applicable to our shareholders or beneficial owners who are PRC residents and may be applicable to any offshore acquisitions that we make in the future. According to the Notice on Further Simplifying and Improving Policies for the Foreign Exchange Administration of Direct Investment released on February 13, 2015 by the SAFE, which was amended on December 30, 2019, local banks will examine and handle foreign exchange registration for direct investment outside the PRC, including the initial foreign exchange registration and amendment registration, under Circular 37 from June 1, 2015. In April 2024, SAFE promulgated Foreign Exchange of Issuing the Guidelines for the Foreign Exchange Business under the Capital Account (2024), further improving the implementation process of Circular 37.
If our shareholders or beneficial owners who are PRC residents or entities do not complete their registration with the local SAFE branches or qualified local banks, our PRC subsidiaries may be prohibited from distributing to us its profits and proceeds from any reduction in capital, share transfer or liquidation, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries. Moreover, failure to comply with the SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.
We may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our securities, nor can we compel our shareholders or beneficial owners to comply with SAFE registration requirements. We cannot assure investors that all shareholders or beneficial owners of ours who are PRC residents or entities have complied with, and will in the future make, obtain or update any applicable registrations or approvals required by, SAFE regulations.
The failure or inability of such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us or the non-compliant shareholders or beneficial owners to fines or legal sanctions, restrict our non-PRC or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends to us or affect our ownership structure. As a result, our business operations and our ability to distribute any future profits to investors could be materially and adversely affected.
We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.
Under the PRC Enterprise Income Tax Law and its implementing rules, enterprises established under the laws of jurisdictions outside of the PRC with “de facto management bodies” located in the PRC may be considered PRC tax resident enterprises for tax purposes and may be subject to the PRC enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantial and overall management and control over the production and operations, personnel, accounting and assets of an enterprise. The SAT issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009, which was most recently amended on December 29, 2017. Circular 82 provides specific criteria for determining whether the “de facto management body” of a PRC-controlled offshore-incorporated enterprise is located in the PRC. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by non-PRC enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises. If we were to be considered a PRC resident enterprise, we would be subject to PRC enterprise income tax at the rate of 25% on our global income. In such case, our cash flow may be materially reduced as a result of our global income being taxed under the Enterprise Income Tax Law. We believe that none of our entities outside of the PRC is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”
Dividends paid to our non-PRC investors (should we ever pay dividends) and gains on the sale of our ADSs by our non-PRC investors may become subject to PRC tax.
Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council, a 10% PRC withholding tax is applicable to dividends paid to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Any gain realized on the transfer of ADSs or ordinary shares by such investors is also subject to PRC tax at a current rate of 10%, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our ordinary shares or ADSs, and any gain realized from the transfer of our ordinary shares or ADSs, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to individual investors who are non-PRC residents and any gain realized on the transfer of ADSs or ordinary shares by such investors may be subject to PRC tax (which in the case of dividends may be withheld at source) at a rate of 20%. Any PRC tax liability may be reduced by an applicable tax treaty. However, if we or any of our subsidiaries established outside the PRC are considered a PRC resident enterprise, it is unclear whether holders of our ADSs would be able to claim the benefit of income tax treaties or agreements entered into between the PRC and other countries or areas. If dividends paid to our non-PRC investors, or gains from the transfer of our ADSs by such investors, are deemed as income derived from sources within the PRC and thus are subject to PRC tax, the value of our ADSs may decline significantly.
We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a PRC establishment of a non-PRC company, or immovable properties located in the PRC owned by non-PRC companies.
On February 3, 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, which was amended on December 29, 2017. Pursuant to this Bulletin 7, an “indirect transfer” of assets, including non-publicly traded equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in the PRC, immovable properties located in the PRC, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include, without limitation: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in the PRC or if its income mainly derives from the PRC; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in the PRC or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange. On October 17, 2017, the SAT promulgated the Announcement of the SAT on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source (the “SAT Circular 37”), which became effective on December 1, 2017 and was most recently amended on June 15, 2018. SAT Circular 37, among other things, simplified procedures of withholding and payment of income tax levied on non-resident enterprises.
We face uncertainties as to the reporting and other implications of past and future transactions where PRC or other taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. We may be subject to filing obligations, required to obtain independent valuations, or taxed if we are the transferor in such transactions, and may be subject to withholding obligations if we are the transferee in such transactions under Bulletin 7 and SAT Circular 37. If there are transfers of our securities by investors that are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under Bulletin 7 and SAT Circular 37. As a result, we may be required to expend valuable resources to comply with Bulletin 7 and SAT Circular 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these publications, or to establish that we should not be taxed under these publications, which may have a material adverse effect on our financial condition and results of operations.
We and our shareholders face uncertainties with respect to reorganizations or restructurings that we may undertake.
We have historically undertaken various reorganizations and restructurings of our subsidiaries and of intellectual property and other assets. We currently anticipate that we may undertake further reorganizations or restructurings that may, for instance, involve licensing or assigning of intellectual property and other assets, but any further reorganization or restructuring has still to be effected, remains to be fully planned out, would involve complexity, and no assurance can be given that any such reorganization or restructuring would be effective at achieving its intended goals and may result in unintended tax or other consequences that may materially and adversely affect our business, results of operations, financial condition and prospects.
We could be adversely affected by rising political tensions and any potential conflicts between the U.S. and the PRC.
Rising political tensions and any potential conflicts between the U.S. and the PRC could reduce levels of trade, investments, technological exchanges and other economic activities between the two major economies, which would have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations. Furthermore, there have been media reports in recent years on deliberations within the U.S. government regarding potentially limiting or restricting PRC-based companies from accessing U.S. capital markets. If any such deliberations were to materialize, the resulting legislation may have a material and adverse impact on the stock performance of PRC-based issuers listed in the U.S. It is unclear if this proposed legislation would be enacted.
A substantial part of our drug discovery and clinical operations are conducted in the PRC and the U.S., and we are required to comply with the PRC, U.S. or other laws and regulations on import and export controls, including the U.S. Department of Commerce’s Export Administration Regulations. Currently, such laws and regulations do not restrict our ability to offer our U.S.-origin drug discovery tools to our subsidiaries in the PRC. However, we may be affected by future changes in U.S. import or export control laws and regulations. If we were unable to transfer our U.S.-origin drug discovery tools to the PRC, source U.S.-origin software and components from third parties or otherwise access U.S. technology as a result of such regulatory changes, our business, results of operations and financial condition would be materially and adversely affected.
The PRC and the U.S. have each imposed tariffs that have adversely affected trade between the two countries. Tariffs could potentially increase the price of our clinical supplies and negatively impact our business, results of operations and financial condition.
Recent litigation, regulatory scrutiny and negative publicity surrounding PRC-based companies listed in the U.S. may result in increased regulatory scrutiny of us and negatively impact the trading price of our ADSs.
We believe that litigation, regulatory scrutiny and negative publicity surrounding PRC-based companies that are listed in the U.S. have negatively impacted stock prices for such companies. U.S.-listed public companies that have substantial operations in the PRC have been the subject of intense scrutiny by investors, equity-based research organizations and regulatory agencies, such as the SEC and PCAOB. Some of these companies have become subject to shareholder litigation or are conducting internal or external investigations into allegations of, among other things, accounting irregularities and mistakes, a lack of effective internal controls over financial accounting and inadequate corporate governance policies. Any similar scrutiny of us, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors or litigation, decreases and volatility in our ADS trading price, and increased directors and officers insurance premiums, and could have a material adverse effect upon our business, results of operations and financial condition.
The enforcement of the PRC Labor Law, Labor Contract Law, and other labor-related regulations in the PRC may increase our labor costs and limit our flexibility to use labor. If we fail to comply with PRC labor-related laws, we may be exposed to penalties.
According to the PRC Labor Contract Law, an employer is obliged to sign an unfixed-term labor contract with any employee who has worked for the employer for 10 consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract must have an unfixed term, with some exceptions. The employer must pay economic compensation to an employee where a labor contract is terminated or not renewed upon expiration in accordance with the PRC Labor Contract Law, except for some situations which are specifically regulated. As a result, our ability to terminate employees is significantly restricted. In addition, the PRC government has issued various labor-related regulations to further protect the rights of employees. According to such laws and regulations, employees who have worked continuously for not less than 12 months are entitled to annual leave ranging from five to 15 days and are able to be compensated for any untaken annual leave days in the amount of three times their daily salary, subject to some exceptions. In the event that we decide to change our employment or labor practices, the PRC Labor Contract Law and its implementation rules may also limit our ability to effect those changes in a manner that we believe to be cost-effective. In addition, as the interpretation and implementation of these new regulations are still evolving, our employment practices may not be at all times deemed in compliance with the new regulations. If we are subject to severe penalties or incur significant liabilities in connection with labor disputes or investigations, our business and financial conditions may be adversely affected.
Companies operating in the PRC are required to participate in various government sponsored employee benefit plans, including social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to specific percentages of salaries, including bonuses and allowances, of their employees up to a maximum amount specified by the local government from time to time. The requirement to maintain employee benefit plans has not been implemented consistently by local governments in the PRC given the different levels of economic development in different locations. We may not pay social security and housing fund contributions in strict compliance with the relevant PRC regulations for and on behalf of our employees due to differences in local regulations and inconsistent implementation or interpretation by local authorities in the PRC and varying levels of acceptance of the housing fund system by our employees. We may be subject to fines and penalties for any such failure to make payments in accordance with the applicable PRC laws and regulations. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to penalties, late fees or fines in relation to any underpaid employee benefits, our financial condition and results of operations may be adversely affected.
Our business benefits from tax benefits or financial incentives and discretionary policies granted by governmental authorities in the PRC. Expiration, elimination or reduction of these incentives or policies would have an adverse effect on our results of operations.
Governmental authorities in the PRC have granted tax benefits or financial incentives to our PRC subsidiaries as part of their efforts to encourage the development of PRC businesses, including in connection with the Contract for Granting the Right to Use State-owned Construction Land (“Land Use Agreement”) and the investment agreement (“Investment Agreement”) with governmental authorities in the PRC which we previously entered into. We have terminated the plan to build the facilities for which we had obtained land use rights.
In April 2023, the Jiangsu Taicang High-tech Industrial Development Zone Administrative Commission, or Jiangsu Taicang HIDC, and Connect SZ entered into an agreement for the Jiangsu Taicang HIDC to repurchase from Connect SZ the land use rights at the original purchase price and to terminate the Land Use Agreement and the relevant provisions of the Investment Agreement. The cancellation registration of the land use rights was completed in April 2023 and the Company received the purchase price in September 2023.
We wrote off construction-in-progress assets related to our purchase of land use rights in 2021, as we terminated in 2022 our construction project to build a research and development laboratory, manufacturing facility, and administrative offices on the land with respect to which land use rights had been purchased. However, in the event that we do attempt in the future to develop additional facilities, we may incur higher costs and expenses than we would have incurred under our prior plan. We may encounter difficulties in accessing future opportunities and benefits from discretionary policies granted by governmental authorities in the PRC, which in turn would negatively affect our financial condition and results of operations.
The timing, amount and criteria of tax benefits or governmental financial incentives are determined within the sole discretion of the local government authorities and cannot be predicted with certainty before we actually receive any financial incentive. We do not have the ability to influence government authorities in making these decisions. Governmental authorities may decide to reduce or eliminate tax benefits or incentives in accordance with laws and regulations. In addition, some of the governmental tax benefits or financial incentives are granted on a project or milestone basis and subject to the satisfaction of some conditions, including compliance with the applicable investment or financial incentive agreements and completion of the specific project or milestone therein. We cannot guarantee that we will satisfy all relevant conditions, and if we fail, we may be deprived of the relevant tax benefits or incentives. We cannot assure investors of the continued or future availability of governmental tax benefits or incentives currently enjoyed by us. Any elimination or reduction of tax benefits or financial or other incentives granted to us would have an adverse effect on our results of operations.
The pharmaceutical industry in the PRC is highly regulated and such regulations are subject to change which may affect approval and commercialization of our drugs.
The pharmaceutical industry in the PRC is subject to comprehensive government regulation and supervision encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. See Item 1. Business Overview—Government Regulation and Product Approval—PRC Regulation” for a discussion of the regulatory requirements that are applicable to our current and planned business activities in the PRC. In recent years, the regulatory framework in the PRC regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our Product Candidates in the PRC and reduce the current benefits we believe are available to us from developing and manufacturing Product Candidates in the PRC. PRC authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in the PRC. We believe our strategy and approach are aligned with the PRC government’s regulatory policies, but we cannot ensure that our strategy and approach will remain so aligned.
We may be restricted by industry-specific laws and regulations from transferring our scientific data outside of the PRC.
On May 28, 2019, the State Council promulgated the Regulation on the Administration of Human Genetic Resources (the “Regulation”) which became effective on July 1, 2019. Under this Regulation, provision of human genetic resources materials or HGR Materials and human genetic resources information (“HGR Information”) to non-PRC parties is subject to different forms of review and pre-approval. HGR Materials refers to genetic materials, such as organs, tissues or cells, which contain the human genome, genes and their products, and HGR Information refers to genetic information or data generated by using the HGR Materials. Only in order to obtain marketing authorization for relevant drugs and medical devices in the PRC and in the event without export, no approval is required in international clinical trial cooperation using the PRC’s HGR Materials and HGR Information at clinical institutions. However, the type, quantity and usage of the HGR Materials and HGR Information to be used shall be filed with the MOST before clinical trials. Otherwise, international cooperation in scientific research carried out by utilization of the PRC’s HGR Materials and HGR Information shall meet specified conditions, and the two cooperative parties shall jointly submit an application, which shall be approved by the MOST. In addition, delivery, mailing or carrying out of HGR Materials outside of the PRC shall be subject to the approval of the MOST, and an export certificate shall be obtained. The provision of HGR Information to non-PRC parties or permitting uses of HGR Information by non-PRC parties requires a record filing with MOST and submission of that corresponding information’s copy. If such provision or permitting uses could impact the public health, national security or public interest of the PRC, an additional security review will be conducted. In March 2024, the Regulation on the Administration of Human Genetic Resources was amended, effective from May 2024, under which the HGR approval authorities will be transferred from MOST to the NHC. Following this, the NHC will undertake review and approval processes for HGR.
If relevant PRC governmental authorities consider the transmission of our materials, data or information to be in violation of relevant regulations, we may be subject to specific administrative penalties imposed by those government authorities, including warnings, orders to make corrections, confiscation of illegal gains as well as the HGR Materials and HGR Information illegally collected and preserved, fines of not less than one million RMB but not more than 10 million RMB (if the illegal gains are more than one million RMB, the fine shall be more than 5 times and less than 10 times the illegal gains), and temporary (1-5 years) or permanent debarment of companies, institutions and responsible persons from further human genetic resources projects, or even criminal liability.
The ability of U.S. authorities to bring actions for violations of U.S. securities law and regulations against us, our directors, executive officers or the expert named in this Annual Report on Form 10-K may be limited. Therefore, investors may not be afforded the same protection as provided to investors in U.S. domestic companies.
The SEC, the U.S. Department of Justice (the “DOJ”) and other U.S. authorities often have substantial difficulties in bringing and enforcing actions against non-U.S. companies such as us, and non-U.S. persons, such as our directors and officers in the PRC. Due to jurisdictional limitations, matters of comity and various other factors, the SEC, the DOJ and other U.S. authorities may be limited in their ability to pursue bad actors, including in instances of fraud, in emerging markets such as the PRC. With respect to our operations and assets in the PRC, there are significant legal and other obstacles for U.S. authorities to obtain information needed for investigations or litigation against us or our directors, executive officers or other gatekeepers in case we or any of these individuals engage in fraud or other wrongdoing. In addition, local authorities in the PRC may be constrained in their ability to assist U.S. authorities and non-PRC investors in connection with legal proceedings. As a result, if we, our directors, executive officers or other gatekeepers commit any securities law violation, fraud or other financial misconduct, the U.S. authorities may not be able to conduct effective investigations or bring and enforce actions against us, our directors, executive officers or other gatekeepers. Therefore, investors may not be able to enjoy the same protection provided by various U.S. authorities as it is provided to investors in U.S. domestic companies.
Investors may experience difficulties in effecting service of legal process, enforcing non-PRC judgments or bringing original actions in the PRC, based on U.S. or other non-PRC laws, against us, our directors and executive officers named in this Annual Report on Form 10-K. Therefore, investors may not be able to enjoy the protection of such laws in an effective manner.
With respect to our operations and assets in the PRC, it may not be possible to effect service of process upon us, our directors and officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Even if an investor obtains a judgment against us, our directors or officers, or the expert named in this annual report in a U.S. court or other court outside the PRC, an investor may not be able to enforce such judgment against us or them in the PRC. The PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts in the U.S. or most other western countries. Therefore, recognition and enforcement in the PRC of judgments of a court in any of these jurisdictions may be difficult or impossible. In addition, investors may not be able to bring original actions in the PRC based on the U.S. or other non-PRC laws against us, our directors or officers, or the expert named in this annual report. As a result, shareholder claims that are common in the U.S., including class actions based on securities law and fraud claims, are difficult or impossible to pursue as a matter of law and practicality in the PRC.
For example, in the PRC, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside the PRC or otherwise with respect to non-PRC entities. Although the local authorities in the PRC may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law which became effective in March 2020, no securities regulator outside the PRC is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to parties outside the PRC. While detailed interpretation of or implementation rules under Article 177 of the PRC Securities Law is not yet available, the inability for a securities regulator outside the PRC to directly conduct investigation or evidence collection activities within the PRC may further increase difficulties faced by investors in protecting the interests of investors. Therefore, investors may not be able to effectively enjoy the protection offered by the U.S. laws and regulations that are intended to protect public investors in the U.S.
General Risks
Inflationary pressures and persistently high prices and uncertain availability of raw materials or other inputs used by our suppliers, or instability in logistics and related costs, could negatively impact our operation, preclinical studies and clinical trials.
Increases in prices, including as a result of inflation and rising interest rates, for raw materials or other inputs that our suppliers use, or increases in logistics and related costs, have led and may continue to lead to higher operation costs for us. In addition, any increase in the cost, or reduced availability, of critical materials for our suppliers could lead to higher costs for our preclinical studies and clinical trials and impede our ability to successfully reach the safety and efficacy results of our Product Candidates. Further, increasing global demand for, and uncertain supply of, such materials could disrupt our or our suppliers’ ability to obtain such materials in a timely manner and/or could lead to increased costs. Geopolitical risk, fluctuations in supply and demand, fluctuations in interest rates, fluctuations in exchange rates, and other economic and political factors have created and may continue to create pricing pressure for raw materials and other inputs. These inflationary pressures could, in turn, negatively impact our operation and business.
We or the third parties upon whom we depend may be adversely affected by earthquakes, fires, floods or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our facilities are located in San Diego, California, and Taicang, Suzhou, PRC, which are areas that have experienced earthquakes and fires. If earthquakes, fires, floods, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our facilities, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, some parties in our supply chain may be operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involve the use and production of hazardous and flammable materials, including chemicals and biological materials. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with whom we share our facilities, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
We may incur costs and expenses due to injuries to our employees resulting from the use of hazardous materials. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of hazardous materials.
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research and development. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY
Our Board of Directors (the “Board”) and management recognize the importance of maintaining the trust and confidence of our clinical trial participants, investors, business partners and employees. The Board and the Audit Committee of the Board (the “Audit Committee”) are actively involved in oversight of our cybersecurity program as part of our approach to risk management. Our cybersecurity policies, processes and practices are integrated into our operations and are based on recognized standards such as the National Institute of Standards and Technology Cybersecurity Framework. In general, we seek to address cybersecurity risks through a comprehensive, coordinated approach that is focused on preserving the confidentiality, integrity, security, and availability of our critical systems and the information that we create through our business operations by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
We design and assess our program based on the National Institute of Standards and Technology’s Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include, but are not limited to, the following:
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•The utilization of Microsoft 365 services for email, data storage, Identity Provider (“IdP”) for Single Sign-On (“SSO”), and other technical controls such as remote user and device management;
•Microsoft 365 configurations which are aligned with security and industrial standards, including automatic risk management mechanisms and alert notifications for our Information Technology (“IT”) team;
•A zero trust approach to cybersecurity focused on preventing and limiting damage in the event that a malicious actor gains access to our network and operating on the principle “never trust, always verify,” continuously authenticating and authorizing users and devices that seek to obtain access to our systems and data;
•Privileged access management protocols that require user access requests to receive formal, documented approvals with specific business justifications and, following receipt of such approvals, the provision of only the minimum access necessary for the approved purpose;
•Regular monitoring of our Microsoft security score, which serves as a benchmark for our security posture and guides our continuous improvement efforts;
•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment, including annual external assessments and vulnerability scanning;
•A security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
•Regular security awareness training sessions for users, including simulated phishing email campaigns managed by KnowBe4, a third-party leader in security awareness training;
•A disaster recovery program, including business continuity procedures in the event of a disaster, backup procedures, failover features with up-to-date SaaS services, and data recovery protocols; and
•A third-party risk management (“TPRM”) process to safeguard against risks posed by service providers, suppliers and vendors, based on our assessment of their respective criticality to our operations and respective risk profile, encompassing risk identification, due diligence and risk assessment prior to engagement, and categorization of third parties based on risk levels.
We have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. We did not experience any material IT security incidents during the fiscal year. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Our IT Systems, or those of our CROs, CMOs, other contractors, vendors, consultants or collaborators, may fail or suffer system failures, security breaches or deficiencies in cybersecurity, which could results in a material disruption of our product development programs, compromise sensitive information related to our business or trigger contractual and legal obligations.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives periodic reports from management on our cybersecurity risks, and our IT team directly reports to the Audit Committee on a periodic basis. In addition, management is obligated to update the Audit Committee, as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from internal staff as part of the Board’s continuing education on topics that impact public companies.
Our Director of Information Technology, who reports to our principal financial officer, leads the operational oversight of Company-wide cybersecurity strategy, policy, standards, and processes and works across relevant departments to assess, manage, and help prepare us and our directors and employees to address, cybersecurity risks. Specific cybersecurity related responsibilities of the Director of Information Technology include overseeing our processes and strategies for the detection, mitigation, and remediation of cybersecurity incidents. Our Director of Information Technology has over 25 years of diverse experience in information technology, including management roles at managed service providers, enabling him to effectively oversee cybersecurity risks and threats.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2. PROPERTIES.
As of December 31, 2024, we had an operating lease for 3,628 square feet of office space in San Diego, California, with a lease term that expires on April 30, 2025. We also have an operating lease for 25,476 square feet of laboratory and office space in Taicang, China, with a lease term that expires on April 30, 2026.
In February 2025, we relocated our corporate headquarters to a new location in San Diego, California which includes 6,942 square feet of office space. This space is leased through January 2028.
We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative space will be available in the future on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Information About Our ADSs
Our ADSs are traded on The Nasdaq Global Market, under the symbol “CNTB.”
Shareholders
As of January 22, 2025, there were 1,331 holders of record of our ADSs. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
Dividend Policy
We have never paid dividends. We currently intend to retain all available funds and any future earnings for use in the operation of our business, and we do not anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K for information about our equity compensation plans which is incorporated by reference herein.
Performance Graph
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” included in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Introduction
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the Consolidated Financial Statements and Notes, included in Item 8 of this Annual Report on Form 10-K, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:
•Overview. This section provides a general description of our business.
•Critical accounting estimates. This section contains a discussion of the accounting estimates that we believe are important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
•Results of operations. This section provides a general description of our operating expenses, as well as an analysis of our results of operations presented in the accompanying consolidated statements of operations and comprehensive loss by comparing the results for the year ended December 31, 2024 to the results for the year ended December 31, 2023.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2024. Included in this discussion is our financial capacity to fund our future commitments and a discussion of other financing arrangements.
Overview
Connect Biopharma, headquartered in San Diego, California, is a clinical-stage biopharmaceutical company focused on advancing rademikibart, a potentially best-in-class next generation IL-4Rα antibody, to transform care in asthma and chronic obstructive pulmonary disease.
In June 2024, we announced new U.S.-based leadership with the appointment of Barry D. Quart, Pharm.D., as Chief Executive Officer and Director, and David Szekeres, as President. In addition, Kleanthis G. Xanthopoulos, Ph.D. assumed the role of Chairman of the Board. This change in leadership was the first step in transforming Connect into a U.S.-centric company and significantly reducing our footprint in China.
We continued to make progress by (i) assembling an experienced U.S. management team with deep expertise in drug development and regulatory execution, including having collectively received FDA marketing approval for 16 therapeutic products, and with deep expertise in business development, corporate strategy, finance and operations; (ii) developing a rapid clinical development program for rademikibart, which is expected to be initiated in the first half of 2025; (iii) relocating our corporate headquarters to San Diego, California; (iv) transferring the initial manufacturing process of rademikibart to a U.S. CMO; and (v) taking additional steps to become more U.S.-centric, including the voluntary election to become a domestic filer with the SEC, beginning with this Annual Report on Form 10-K.
Critical Accounting Estimates
A summary of the significant accounting policies is provided in Note 2 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, accrued research and development expenses, and share-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Management considers an accounting estimate to be critical if: it requires a significant level of estimation uncertainty, and changes in the estimate are reasonably likely to have a material effect on our financial condition or results of operations.
We believe the following critical accounting estimates describe the most significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
Our license and collaboration revenues have been generated through a collaborative development, manufacturing and commercialization agreement. The terms of the agreement include the license of intellectual property and associated know-how and the provision of other goods and services. Payments to us under a collaborative agreement typically include one or more for the following: non-refundable, upfront license fees; manufacturing supply services; milestone payments; and royalties on future product sales. We utilize key assumptions that require judgement to determine the stand-alone selling price for each performance obligation identified in the agreement, which may include revenue forecasts, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. To date, our estimates have not differed materially from actual values. Because the amount of revenue recognized for each performance obligation is determined based upon its relative stand-alone price, changes in the estimated fair value of the stand-alone selling price for each performance obligation may result in a significant change to our revenue, which could materially affect our results of operations or financial position.
Accrued Research and Development Expenses
We estimate certain costs and expenses and accrue for these liabilities as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include, among other things, costs associated with services provided by contract organizations for preclinical development, manufacturing of our Product Candidates and clinical trials. We accrue for costs incurred as the services are being provided by monitoring the status of the trial or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known to us, we adjust our accruals. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed. To date, our estimates have not differed materially from the actual costs incurred. However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.
Share-based Compensation
We estimate the fair value of each option grant using the binomial option pricing model. This fair value is then amortized using the straight-line single-option method of attributing the value of share-based compensation to expense over the requisite service periods of the awards. Forfeitures are accounted for, as incurred, as a reversal of share-based compensation expense related to awards that will not vest. The fair value of each employee share purchase right is estimated on the grant date using the Black-Scholes option pricing model. The estimated fair value of each purchase right is then expensed on a straight-line basis over the requisite service period, which is generally the purchase period. The binomial option pricing model and the Black-Scholes option pricing model require inputs of complex and subjective assumptions, including each option’s expected life and price volatility of the underlying shares.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
License and Collaboration Revenues
License and collaboration revenues relate to the Simcere License Agreement under which Simcere has been granted exclusive rights to develop, manufacture, and commercialize rademikibart for all indications in Greater China, including mainland China, Hong Kong, Macau, and Taiwan.
License and collaboration revenues for the year ended December 31, 2024 were $26.0 million for the upfront license fee, achievement of certain development milestones and cost reimbursements. There were no license and collaboration revenues for the year ended December 31, 2023.
Research and Development Expense
All costs of research and development are expensed in the period incurred. Research and development expense consists primarily of fees paid to external service providers, salaries and related costs for personnel, share-based compensation expense, and other costs incurred related to our Product Candidates.
Research and development expense consisted of the following (in thousands):

	December 31,
	2024	2023
Rademikibart-related costs	$16,304	$37,572
Other development related costs	460	4,018
Personnel costs and other expenses	9,541	8,920
Share-based compensation expense	2,951	2,492
Total research and development expense	$29,256	$53,002
For the year ended December 31, 2024, research and development expense was $29.3 million, compared to $53.0 million for the same period in 2023. The decrease in rademikibart-related costs was primarily due to lower clinical trial and drug manufacturing expenses as a result of (i) completion of the rademikibart global Phase 2b program in patients with asthma in late 2023, (ii) completion of the rademikibart China pivotal trials for patients with atopic dermatitis in late 2023, and (iii) higher costs incurred during 2023 for the manufacturing of rademikibart clinical trial material. The decrease in other development related costs was primarily due to the completion of the global Phase 2 trial in ulcerative colitis in 2023.
At this time, due to the risks inherent in the clinical trial process, we are unable to estimate with any certainty the costs we will incur in the continued development of our Product Candidates. Other than costs for outsourced services associated with our clinical programs, we generally do not track research and development expense by project; rather, we track such expense by the type of cost incurred.
We expect research and development expense to increase in 2025 to support our development efforts, primarily due to the two Phase 2 trials of rademikibart, which we expect to initiate in the first half of 2025. The lengthy process of completing our clinical trials and seeking regulatory approval for our Product Candidates requires the expenditure of substantial resources.
General and Administrative Expense
General and administrative expense primarily consists of salaries, share-based compensation expense and other related costs for personnel in executive, finance and accounting, information technology, legal and human resource functions. Other general and administrative expense includes professional fees for legal, investor relations, accounting and other general corporate purposes, facility costs and insurance not otherwise included in research and development expense.
For the year ended December 31, 2024, general and administrative expense was $19.2 million, compared to $16.1 million for the same period in 2023. The increase was primarily due to costs associated with executive departures, including cash severance of $1.2 million and non-cash, share-based compensation expense related to certain stock option modifications of $0.6 million. The increase was also due to higher professional fees to support the Company’s ongoing operations.

Other Income, Net
For the year ended December 31, 2024, other income, net was $7.0 million, compared to $7.1 million for the same period in 2023. Other income, net primarily consists of interest income earned on our cash, cash equivalents and short-term investments and funds received from government grants related to our development activities.
Income Tax Expense
Income tax expense is recognized based on the income tax rates in the following main tax jurisdictions where we operate. We are incorporated in the Cayman Islands, with subsidiaries in Hong Kong, the PRC, Australia and the U.S., and we are exempt from income tax in the Cayman Islands. There is no tax expense in Hong Kong, PRC or Australia as there was no estimated assessable profit that was subject to tax. Our U.S. entity is a service provider for the Hong Kong entity and as a result its cost-plus income is subject to taxation in the U.S. Income tax expense for the years ended December 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively.
Reorganization
See Note 7 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for discussion of the Company’s executive officer reorganization plan.
Liquidity and Capital Resources
As of December 31, 2024, we had cash, cash equivalents and short-term investments of $93.7 million. Based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission.
Our net loss for the year ended December 31, 2024 was $15.6 million, or $0.28 per share, compared to a net loss of $62.1 million, or $1.13 per share, for the same period in 2023.
Our net cash used in operating activities for the year ended December 31, 2024 was $23.6 million, compared to $47.7 million for the same period in 2023. The decrease in net cash used in operating activities was primarily due to a decrease in net loss, adjusted for non-cash share-based compensation expense and accretion of discounts on our available-for-sale investments, partially offset by changes in our operating assets and liabilities.
Our net cash used in investing activities for the year ended December 31, 2024 was $3.5 million, compared to net cash provided by investing activities of $75.0 million for the same period in 2023. The decrease in cash provided by investing activities was primarily due to net purchases of short-term investments of $2.7 million for the year ended December 31, 2024, compared to net maturities of $72.1 million for the year ended December 31, 2023.
Our net cash provided by financing activities for the year ended December 31, 2024 was $227,000, compared to $45,000 for the same period in 2023. The increase in cash provided by financing activities was primarily due to an increase in shares issued upon exercise of outstanding stock options.
Historically, we have financed our operations, including technology and product research and development, primarily through sales of our ordinary shares and ADSs, including our IPO that we completed on March 23, 2021 for total cash consideration of $219.9 million before underwriting discounts and commissions, and, through up-front payments, research funding and milestone payments under collaborative arrangements.
Material Cash Requirements
As of December 31, 2024, we had a lease for 3,628 square feet of office space in San Diego, California, with a lease term that expires on April 30, 2025. We also have a lease for 25,476 square feet of laboratory and office space in Taicang, China, with a lease term that expires on April 30, 2026. As of December 31, 2024, we had total operating lease obligations of $199,000, with $166,000 due in one year and $33,000 due within two years.
In February 2025, we relocated our corporate headquarters to a new location in San Diego, California. This operating lease for the new corporate headquarters is for 6,942 square feet of office space and expires on January 31, 2028. We have agreed to pay a basic annual rent for the additional office space that increases incrementally over the term of the lease from $0.3 million for the first 12 months of the lease (inclusive of certain rent abatements) to $0.4 million for the last 12 months of the lease, and such other amounts as set forth in the lease.

At December 31, 2024, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers primarily including costs related to the development and technology transfer of a new high-yield cell-line for rademikibart, as well as ongoing stability studies for our Product Candidates. Total purchase obligations of $3.4 million were not included in our consolidated financial statements for the year ended December 31, 2024, and are due within one year.
We enter into agreements with clinical sites and clinical research organizations for the conduct of our clinical trials and contract manufacturing organizations for the manufacture and supply of preclinical, clinical and, eventually, commercial materials and drug product. We make payments to these clinical sites and clinical research organizations based in part on the number of eligible patients enrolled and the length of their participation in the clinical trials. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site agreements, contract research organization agreements and contract manufacturing agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of Product Candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our Product Candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our Product Candidates. Our future capital requirements will depend on many factors, including:
•our ability to raise capital in light of the impacts of the unfavorable global economic and political conditions;
•the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the Product Candidates we may develop;
•the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
•the costs, timing and outcome of regulatory review of our Product Candidates;
•the costs of preparing and submitting marketing approvals for any of our Product Candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;
•the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any Product Candidates for which we receive marketing approval;
•the terms of our current and any future license agreements and collaborations;
•the extent to which we acquire or in-license other Product Candidates, technologies and intellectual property;
•the success of our ongoing or future collaborations;
•our ability to establish and maintain additional collaborations on favorable terms, if at all; and
•the costs of operating as a public company.
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, monetization transactions, government contracts or other strategic transactions. To the extent that we raise additional capital through the sale of equity, ownership interests of existing holders of our ADSs and ordinary shares will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ADSs or ordinary shares. If we raise additional funds through collaboration agreements, strategic alliances, licensing arrangements, monetization transactions, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or Product Candidates or grant licenses on terms that may not be favorable to us or grant rights to develop and market products or Product Candidates that we would otherwise prefer to develop and market ourselves. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our shareholders.
There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. High interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical conflicts such as the ongoing wars involving Ukraine and Israel, the impact of any tariffs imposed by or on the U.S. or other matters impacting global trade, shifting priorities and policies within the U.S. federal government, worsening global macroeconomic conditions, and employee availability and wage increases, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Connect Biopharma Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Connect Biopharma Holdings Limited (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024.

New York, NY
March 31, 2025

CONNECT BIOPHARMA HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$78,232	$105,663
Short-term investments	15,476	12,640
Accounts receivable, net	789	—
Prepaid expenses and other current assets	2,464	4,250
Total current assets	96,961	122,553

Property and equipment, net	4,048	4,274
Right-of-use lease assets, net	189	462
Intangible assets, net	53	62
Other assets	33	24
Total assets	$101,284	$127,375

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$342	$2,209
Accrued liabilities	7,802	9,479
Contract liabilities	164	13,320
Current lease liabilities	154	285
Total current liabilities	8,462	25,293

Non-current lease liabilities	24	180
Other non-current liabilities	632	405
Total liabilities	9,118	25,878

Commitments and contingencies (see Note 6)

Shareholders' equity:
Preferred shares, $0.000174 par value: 40,000,000 shares authorized; no shares issued or outstanding at December 31, 2024 and 2023	—	—
Ordinary shares, $0.000174 par value; 400,000,000 shares authorized; 55,349,208 shares issued and outstanding at December 31, 2024 and 55,102,954 shares issued and outstanding at December 31, 2023	10	10
Additional paid-in capital	439,357	432,402
Accumulated other comprehensive loss	(1,666)	(1,008)
Treasury shares	(180)	(180)
Accumulated deficit	(345,355)	(329,727)
Total shareholders' equity	92,166	101,497
Total liabilities and shareholders' equity	$101,284	$127,375
See accompanying Notes to Consolidated Financial Statements.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023
Revenue:
License and collaboration revenues	$26,033	$—
Total revenue	26,033	—
Operating expenses:
Research and development expense	29,256	53,002
General and administrative expense	19,229	16,054
Total operating expenses	48,485	69,056

Loss from operations	(22,452)	(69,056)
Other income, net:
Interest income	4,453	5,223
Other income (expense)	2,594	1,847
Total other income, net	7,047	7,070

Net loss before income tax	(15,405)	(61,986)
Income tax expense	223	120
Net loss	$(15,628)	$(62,106)
Other comprehensive loss:
Foreign currency translation adjustments	(670)	(614)
Unrealized gains on available-for-sale investments	12	354
Comprehensive loss	$(16,286)	$(62,366)

Basic and diluted net loss per ordinary share	$(0.28)	$(1.13)
Weighted-average ordinary shares outstanding, basic and diluted	55,213	55,067
See accompanying Notes to Consolidated Financial Statements.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount			Shares

Balance, December 31, 2022	55,041	$10	$426,961	$(748)	$(180)	$(267,621)	$158,422
Issuance of ordinary shares under Employee Stock Purchase Plan	60	—	44	—	—	—	44
Issuance of ordinary shares upon exercise of stock options	2	—	1	—	—	—	1
Share-based compensation expense	—	—	5,396	—	—	—	5,396
Net loss	—	—	—	—	—	(62,106)	(62,106)
Net unrealized gains on available-for-sale investments	—	—	—	354	—	—	354
Foreign currency translation adjustments	—	—	—	(614)	—	—	(614)
Balance, December 31, 2023	55,103	10	432,402	(1,008)	(180)	(329,727)	101,497
Issuance of ordinary shares under Employee Stock Purchase Plan	45	—	33	—	—	—	33
Issuance of ordinary shares upon exercise of stock options	201	—	194	—	—	—	194
Share-based compensation expense	—	—	6,728	—	—	—	6,728
Net loss	—	—	—	—	—	(15,628)	(15,628)
Net unrealized gains on available-for-sale investments	—	—	—	12	—	—	12
Foreign currency translation adjustments	—	—	—	(670)	—	—	(670)
Balance, December 31, 2024	55,349	$10	$439,357	$(1,666)	$(180)	$(345,355)	$92,166
See accompanying Notes to Consolidated Financial Statements.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023
Operating activities:
Net loss	$(15,628)	$(62,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,728	5,396
Depreciation and amortization	660	720
Realized gain on available-for-sale investments	—	(1)
Accretion of discounts on available-for-sale investments	(123)	(1,703)
Impairment of property and equipment	232	—
Loss on disposal of property and equipment	9	—
Loss on disposal of land use rights	—	102
Change in operating assets and liabilities:
Accounts receivable, net	(789)	—
Prepaid expenses and other assets	1,786	3,694
Other non-current assets	—	238
Accounts payable	(1,867)	(1,136)
Accrued liabilities	(1,677)	(6,078)
Contract liabilities	(13,156)	13,320
Operating leases	(14)	(5)
Other non-current liabilities	227	(182)
Net cash used in operating activities	(23,612)	(47,741)

Investing activities:
Purchases of short-term investments	(15,451)	(31,027)
Proceeds from maturities and sales of short-term investments	12,750	103,145
Purchases of property and equipment	(750)	(81)
Proceeds from sale of land use rights	—	2,941
Proceeds from sale of property and equipment	—	2
Net cash (used in) provided by investing activities	(3,451)	74,980

Financing activities:
Proceeds from shares issued under the Employee Share Purchase Plan	33	44
Proceeds from exercise of stock options	194	1
Net cash provided by financing activities	227	45

Effect of exchange rate changes on cash and cash equivalents	(595)	(568)
Net (decrease) increase in cash and cash equivalents	(27,431)	26,716
Cash and cash equivalents at beginning of year	105,663	78,947
Cash and cash equivalents at end of year	$78,232	$105,663

Supplemental disclosure of cash flow information:
Income taxes paid	$111	$120
See accompanying Notes to Consolidated Financial Statements.

CONNECT BIOPHARMA HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Business
Connect Biopharma Holdings Limited (the “Company,” “Connect,” or “Connect Biopharma”) was incorporated in November 2015 in the Cayman Islands as an exempted company with limited liability. The Company completed its initial public offering in March 2021 and the Company’s American Depositary Shares (“ADSs”) have been listed on the Nasdaq Global Market since then. Each ADS represents one ordinary share, par value United States (“U.S.”) Dollar (“USD”) $0.000174 per share.
Connect Biopharma, headquartered in San Diego, California, is a clinical-stage biopharmaceutical company focused on advancing rademikibart, a potentially best-in-class next generation IL-4Rα antibody, to transform care in asthma and chronic obstructive pulmonary disease.
As of December 31, 2024, we had cash, cash equivalents, and short-term investments of $93.7 million. Based on our current operating plan and projections, management believes that the Company’s cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (“SEC”).
2.Summary of Significant Accounting Policies
Basis of Presentation
The Company continues to qualify as a Foreign Private Issuer under SEC rules, however, the Company has voluntarily elected to become a domestic filer, beginning with this Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and applicable rules and regulations of the SEC. Previously, the Company prepared its consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. The transition from IFRS to U.S. GAAP was made retrospectively for all periods presented.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The following are the Company’s subsidiaries:
Directly Held
•Connect Biopharma HongKong Limited (“Connect HK”)
Indirectly Held
•Connect Biopharm LLC
•Connect Biopharma Australia PTY LTD
•Suzhou Connect Biopharma Co., Ltd. (“Connect SZ”)
•Connect Biopharma (Beijing) Co., Ltd
•Connect Biopharma (Shanghai) Co., Ltd.
•Connect Biopharma (Shenzhen) Co., Ltd
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Our significant accounting policies that involve significant judgment and estimates include revenue recognition, investments, accrued research and development expenses, income taxes and share-based compensation. Actual results could differ materially from those estimates.

Foreign Currencies
The reporting currency of the Company is USD. The functional currency of the Company’s ultimate parent and each subsidiary is based on the currency of the economic environment in which they operate. For subsidiaries whose local currency is their functional currency, their assets and liabilities are translated into USD at exchange rates at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. Gains or losses from foreign currency translation are included in accumulated other comprehensive loss within shareholders equity in the consolidated balance sheets. For all non-functional currency monetary account balances, the re-measurement of such balances to the functional currency results in either a foreign exchange gain or loss, which is recorded to other income (expense) in the consolidated statements of operations and comprehensive loss in the same accounting period that the re-measurement occurred.
Cash, Cash Equivalents and Short-term Investments
Cash and cash equivalents consist of cash and highly liquid investments with contractual maturities of three months or less from the original purchase date.
Short-term investments consist of securities with contractual maturities of greater than three months from the original purchase date. Securities with contractual maturities greater than one year are classified as short-term investments on the consolidated balance sheets, as we have the ability, if necessary, to liquidate these securities to meet our liquidity needs in the next 12 months. We have classified our short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Investment securities are stated at fair market value, with net changes in unrealized gains and losses reported in other comprehensive loss and realized gains and losses included in other income (expense). The cost of investment securities sold is based on the specific identification method. Interest and dividends on investment securities classified as available-for-sale are included in interest income.
Fair Value of Financial Instruments
A company may elect to use fair value to measure financial instruments. If the use of fair value is elected, any upfront costs and fees related to the item such as debt issuance costs must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings and any changes in fair value are recognized in earnings. We have elected to not apply the fair value option to our financial assets and liabilities.
Cash and cash equivalents, receivables, prepaid expenses, other assets, accounts payable and accrued expenses, are carried at cost, which is considered to be representative of their respective fair values because of the short-term maturity of these instruments. Available-for-sale investment securities are carried at fair value.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements & Disclosures, establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
•Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Concentration of Credit Risk
Cash, cash equivalents and short-term investments are financial instruments that potentially subject us to concentrations of credit risk. We deposit our cash in financial institutions located in the Cayman Islands, mainland China, the U.S., Australia and Hong Kong. At times, such deposits may be in excess of the insured limits provided by each jurisdiction. All account are unrestricted and will be available to fund our operations.
We may also invest our excess cash in money market funds, U.S. government and agency obligations, corporate debt securities and commercial paper. We have established guidelines relative to our diversification of our cash investments and their maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.
Accounts Receivable, Net
Accounts receivable are recorded at the invoice amount, net of an allowance for credit losses. The allowance for credit losses reflects accounts receivable balances that are believed to be uncollectible. In estimating the allowance for credit losses, we consider: (1) our historical experience with collections and write-offs; (2) the credit quality of our customers and any recent or anticipated changes thereto; (3) the outstanding balances and past due amounts from our customers; and (4) reasonable and supportable forecast of economic conditions expected to exist throughout the contractual term of the receivable.
As of December 31, 2024 and 2023, we determined that an allowance for credit losses was not required. For the years ended December 31, 2024 and 2023, we did not have any material write-offs of accounts receivable balances.
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (generally 5 to 10 years for machinery and equipment and 3 to 5 years for computer equipment, furniture and office equipment). Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.
Intangible Assets, Net
The Company’s finite-lived intangible assets includes purchased software. Intangible assets are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the asset’s estimated useful life.
Connect SZ acquired long-term land use rights in Taicang, Jiangsu Province, PRC. In 2022, Connect SZ terminated its construction project in Taicang. In 2023, Connect SZ completed the cancellation and sale of the land use rights to the Taicang government resulting in proceeds from the sale of $2.9 million.
Impairment of Long-Lived Assets
If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset with a corresponding charge to operating expenses. Estimating the undiscounted future operating cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from actual results.
Leases
We determine if an arrangement is a lease or contains lease components at inception. Operating leases with an initial term greater than 12 months are recorded as lease liabilities with corresponding right-of-use (“ROU”) lease assets on the consolidated balance sheets. ROU lease assets represent our right to use the underlying assets over the lease term, and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. When calculating our estimated incremental borrowing rates, we consider our credit risk, the lease term, the total lease payments and the impact of collateral, as necessary. We use the implicit rate when readily determinable. The ROU lease assets equal the lease liabilities, less unamortized lease incentives, unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease. The lease term includes any option to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have elected the practical expedient to not separate lease and non-lease components.

Revenue Recognition - License and Collaboration Agreements
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, an entity recognizes revenue when its customer obtains control of goods and services, in an amount that reflects the consideration that the entity expects to be entitled to exchange for those goods and services. The Company performs the following five steps to recognize revenue under Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize the revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue to which it is probable that it will collect the consideration to which it is entitled to exchange for the goods or services that will be transferred to the customer.
When the Company enters into any arrangement involving the sale or license of intellectual property rights and other services, the Company determines whether the arrangement is subject to accounting guidance in Topic 606 and ASC 808, Collaboration Arrangements (“Topic 808”). If the Company determines that an arrangement includes goods or services that are central to the Company’s business operations for consideration, the Company will then identify the performance obligations in the contract using the unit of account guidance in Topic 606. For a distinct unit of account that is within the scope of Topic 606, the Company applies all of the accounting requirements in Topic 606 to that unit of account, including the recognition, measurement, presentation and disclosure requirements. For a distinct unit of account that is not within the scope of Topic 606, the Company will recognize and measure the distinct unit of account based on other authoritative ASC Topics or on a reasonable, rational, and consistently applied policy election.
Analyzing the license arrangements to identify performance obligations requires the use of judgment. In arrangements that include the sale or license of intellectual property and other promised services, the Company first identifies if the licenses are distinct from the other promises in the arrangement. For the license of intellectual property that is distinct, the Company recognizes revenue from consideration allocated to the license when the license is transferred and the customer is able to benefit from the license. If the license is not distinct, the license is combined with other services into a single performance obligation. Factors that are considered in evaluating whether a license is distinct from other promised services include, for example, whether the counterparty can benefit from the license without the promised service on its own or with other readily available resources and whether the promised service is expected to significantly modify or customize the intellectual property.
At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect revenue in the period of adjustment.
In an arrangement contains multiple performance obligations, the Company develops estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price(s) include estimates regarding forecasted cash flows, discount rates, market price, development timelines, probability of success, and estimates of costs to be incurred to fulfill its obligations associated with the performance of the research and development activities. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, license agreement revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price. The Company constrains variable consideration to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. The Company will recognize consideration related to sales-based milestone and royalties when the subsequent sales occur pursuant to the royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestone relate.
If the Company receives a payment in advance of satisfying the related performance obligation, this payment is recorded as a contract liability. Contract liabilities are classified as either current or non-current in the consolidated balance sheets based on the timing of when the Company expects to satisfy the performance obligation and recognize the revenue.

Research and Development Expense
All research and development costs are expensed in the period incurred. Research and development expense primarily consists of personnel and related costs, share-based compensation expense, fees paid to outside service providers and consultants, facilities costs and materials used in clinical and preclinical trials and research and development.
The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or services provided and the invoices received from its external service providers. When the Company makes payments in advance of services being provided, it records those amounts as prepaid expenses on its consolidated balance sheets and expense them as the services are rendered. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known, the Company adjusts its accruals accordingly.
Patent Costs
We incur outside legal fees in connection with filing and maintaining our various patent applications and issued patents. All patent costs are expensed as incurred and are included in general and administrative expense in the consolidated statements of operations and comprehensive loss.
Share-Based Compensation Expense
We estimate the fair value of each option grant using the binomial option pricing model. This fair value is then amortized using the straight-line single-option method of attributing the value of share-based compensation to expense over the requisite service periods of the awards. Forfeitures are accounted for, as incurred, as a reversal of share-based compensation expense related to awards that will not vest. The fair value of each employee share purchase right is estimated on the grant date using the Black-Scholes option pricing model. The estimated fair value of each purchase right is then expensed on a straight-line basis over the requisite service period, which is generally the purchase period. The binomial option pricing model and the Black-Scholes option pricing model require inputs of complex and subjective assumptions, including each option’s expected life and price volatility of the underlying shares.
Government Grants
The Company has received research grants under which it is reimbursed for specific research and development activities. We recognize government grants when there is reasonable assurance of compliance with grant conditions and receipt of the credits or funds. Government grants received in advance of costs being incurred are deferred until the associated costs are recognized. Payments received are recognized as other income in the statements of operations and comprehensive loss over the period in which the Company recognizes the related costs. For the years ended December 31, 2024 and 2023, the Company received government grants of $2.6 million and $1.5 million, respectively, primarily related to incentives to support research and development activities.
Income Taxes
Income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred tax assets and liabilities are recognized when temporary differences exist between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carryforwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The total amount of unrecognized tax benefits, if recognized, would affect other tax accounts, primarily deferred taxes in future periods, and would not affect our effective tax rate, since we maintain a full valuation allowance against our deferred tax assets (see Note 11). We recognize interest and penalties related to income tax matters in income tax expense.
Segment Reporting
The Company operates as one reportable segment. The Company’s Chief Operating Decision-Maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources and assessing performance (see Note 12).
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net changes in foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities are included in other comprehensive loss and represent the difference between our net loss and comprehensive loss for both periods presented.
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of ordinary shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of ordinary shares and ordinary share equivalents outstanding for the period determined using the treasury share method. For purposes of this calculation, stock options and employee share purchase rights are considered to be ordinary share equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive.
Because we have incurred a net loss for both periods presented in the consolidated statements of operations and comprehensive loss, the following ordinary share equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	December 31,
	2024	2023
Stock options outstanding	14,263	6,515
Employee share purchase rights	467	20
	14,730	6,535
Recent Accounting Pronouncements
Adopted
In November 2023, FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances segment disclosures primarily by requiring disclosure of significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Retrospective application is required. The requirements of ASU 2023-07 are disclosure-related and did not have an impact on the Company’s consolidated financial position and results of operations. See Note 12, Segment Information, for our segment disclosures.
Not Yet Adopted
In December 2023, FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We are currently evaluating the impact on our disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. ASU 2024-03 may be applied either prospectively or retrospectively and is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact on our disclosures.
3.Fair Value Measurements
We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

Fair Value Measurements at Reporting Date Using
Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$43,090	$43,090	$—	$—
U.S. treasury bills	5,936	5,936	—	—
U.S. government agency obligations	8,325	—	8,325	—
U.S. corporate debt securities	1,387	—	1,387	—
U.S. commercial paper	1,831	—	1,831	—
Foreign commercial paper	980	—	980	—
Total	$61,549	$49,026	$12,523	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$77,972	$77,972	$—	$—
U.S. treasury bills	1,744	1,744	—	—
U.S. government agency obligations	3,953	—	3,953	—
U.S. commercial paper	1,991	—	1,991	—
Foreign commercial paper	4,952	—	4,952	—
Total	$90,612	$79,716	$10,896	$—
We have not transferred any investment securities between the three levels of the fair value hierarchy.
As of December 31, 2024, cash equivalents included $3.0 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $15.5 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2023, short-term investments included $12.6 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of December 31, 2024 and 2023 are included in cash and cash equivalents on the consolidated balance sheets.
The Company’s cash equivalents and short-term investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2024 and 2023. The Company does not have any investments classified as Level 3.
4.Balance Sheet Details
Available-for-Sale Investments
The following is a summary of our available-for-sale investments (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$5,934	$2	$—	$5,936
U.S. government agency obligations	8,326	—	(1)	8,325
U.S. corporate debt securities	1,387	—	—	1,387
U.S. commercial paper	1,831	—	—	1,831
Foreign commercial paper	980	—	—	980
Total	$18,458	$2	$(1)	$18,459

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$1,747	$—	$(3)	$1,744
U.S. government agency obligations	3,958	$—	(5)	3,953
U.S. commercial paper	1,991	$—	$—	1,991
Foreign commercial paper	4,955	$—	(3)	4,952
Total	$12,651	$—	$(11)	$12,640
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions.
The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at December 31, 2024.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our available-for-sale investment securities. We did not recognize any impairment losses for the years ended December 31, 2024 and 2023.
Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. For the year ended December 31, 2024 and 2023, we recorded $12,000 and $354,000, respectively, in net unrealized gains associated with our available-for-sale investments.
Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the year ended December 31, 2024. We recognized $1,000 in realized gains during the year ended December 31, 2023.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$2,149	$3,845
Interest receivables	262	351
Other assets	53	54
Total prepaid expenses and other current assets	$2,464	$4,250

Property and Equipment
Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Machinery and equipment	$5,453	$5,282
Leasehold improvements	830	626
Computer equipment	180	182
Furniture, fixtures, office equipment and other	213	215
Property and equipment, gross	6,676	6,305
Less: accumulated depreciation and amortization	(2,628)	(2,031)
Property and equipment, net	$4,048	$4,274
Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $0.7 million for both periods. The Company recorded an impairment loss of $0.2 million for the year ended December 31, 2024. No impairment loss was recorded during the year ended December 31, 2023.
Accrued Liabilities
Accrued liabilities consists of the following (in thousands):

	December 31,
	2024	2023
Accrued clinical, manufacturing and professional expense	$4,211	$7,346
Accrued compensation and benefits	3,342	2,051
Other accrued expenses	249	82
Total accrued liabilities	$7,802	$9,479

5.License and Collaboration Revenues
Simcere License Agreement
On November 21, 2023 (the “Effective Date”), Connect HK and Connect SZ (“Licensor”) entered into an exclusive license and collaboration agreement (the “License Agreement”) with Simcere Pharmaceutical Co., Ltd. (“Simcere” or “Licensee”), a subsidiary of Simcere Pharmaceutical Group Ltd., to develop and commercialize rademikibart in Greater China.
Simcere has been granted exclusive rights to develop, manufacture, and commercialize rademikibart for all indications in Greater China, including mainland China, Hong Kong, Macau, and Taiwan (the “Territory”), while Connect retains rights in all other markets. Under the License Agreement, Connect was required to complete all of rademikibart’s ongoing clinical trials and related analysis in the Territory in atopic dermatitis (“AD”), while the Licensee will be responsible for rademikibart’s new drug application for AD in China and will also conduct and be responsible for the costs of all future clinical studies in all additional disease indications for rademikibart in Greater China.
As consideration for the rights granted to Simcere under the License Agreement, Simcere paid Licensor a non-refundable, non-creditable up-front fee of approximately $21 million. Simcere is required to make milestone payments to the Licensor up to an aggregate amount of $123 million upon the achievement of certain development, regulatory and commercial milestones. The achievement of certain milestones is dependent upon the timing and success of future development activities to be completed by Simcere. Simcere is also required to make payments for cost reimbursements related to certain development activities, including supply of material for clinical development. The License Agreement additionally provides that Simcere is obligated to pay Licensor royalties at tiered percentage rates up to low double-digit percentages on net sales of the licensed product in the Territory.

The term of the License Agreement is coterminous with the period up to which sales-based royalty payments shall be made, which is approximately 12 years after commercialization of the licensed compound. After this period, the license is considered fully paid and Simcere can continue to exploit the rights in the license in the Territory.
Revenue Recognition
The Company evaluated the License Agreement which provides Simcere with the right to use the Company’s intellectual property in the Territory. The Company concluded that the License Agreement was subject to Topic 606 as the Company viewed the License Agreement as a contract with a customer as the activities were central to its business operations. As such, the Company assessed the terms of the License Agreement and identified four performance obligations for the license to research, develop, manufacture and commercialize rademikibart in the Territory. The four performance obligations include: (i) transfer of the intellectual property and know-how; (ii) transfer of the current manufacturing process; (iii) development and transfer of a new manufacturing process; and (iv) completion of certain rademikibart development services.
At inception of each arrangement that includes milestone payments, the Company evaluates where the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. At the Effective Date, the Company determined the transaction price to be $25 million, which is comprised of (i) a $21 million upfront payment for the grant of license to the Licensee and (ii) $4 million of cost reimbursement upon delivery of certain clinical trial reports. All other milestones are considered to be constrained at the Effective Date because these milestones are not within the control of the Company and therefore these milestones are not included in the transaction price.
When an intellectual property license is determined to be a predominant promise in the arrangement, sales-based milestone payments and royalties are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. For cost reimbursements related to the supply of material for clinical development, the Company recognizes revenue when Simcere obtains control of the goods. For the year ended December 31, 2024, the Company recognized $26.0 million as license and collaboration revenues. Of the $26.0 million, $24.4 million related to the upfront license fee and achievement of certain development milestones and $1.6 million related to cost reimbursements for clinical materials. For the year ended December 31, 2023, the Company did not recognize any revenue under the License Agreement.
Allocation of the Transaction Price
The transaction price is generally allocated to the identified performance obligations based on the relative stand-alone selling price estimated for each distinct performance obligation. However the Company has allocated certain regulatory and development milestone payments only to certain specific performance obligation(s) where the terms of such payments relate specifically to the Company’s efforts to satisfy the respective performance obligation, and provided that such allocation is consistent with the objective that transaction price is allocated to each performance obligation in order to reflect the consideration to which the Company expects to be entitled to receive in exchange for satisfying those performance obligations. The Company allocated the $25.0 million transaction price based on relative stand-alone selling prices of each performance obligation as $23.8 million for the license, $0.1 million for the transfer of the current manufacturing process, $0.2 million for development and transfer of a new manufacturing process, and $0.9 million for completion of certain rademikibart development services. The Company developed the estimated stand-alone selling price for the license using a discounted cash flows model, which is an income approach. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies.
The Company utilizes judgment to assess when control of the goods and services transfers to Simcere, to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. When recognizing revenue over time, the Company evaluates the measure of progress each reporting period and, if necessary, adjusts the progress of performance and related revenue recognition.
The Company expects to recognize the transaction price, at a point in time or over the expected performance period of each respective performance obligation. The Company began recognizing revenue from the License Agreement once the Company had substantially completed the transfer of the intellectual property and know-how to Simcere. The revenue associated with the transfer of the intellectual property and know-how and transfer of the current manufacturing process were recognized at a point in time upon successful completion of each obligation during 2024. The Company will recognize the revenue associated with the transfer of a new manufacturing process at a point in time upon successful completion of the obligation. For the performance obligation to complete certain development services, the Company recognized the transaction price over the expected performance period using an input method. To measure the progress of this obligation, the Company used the cost-to-cost basis approach to estimate the percentage of completion as this method provides the most faithful depiction of the Company’s performance in transferring control of the services promised to Simcere and represents the Company’s best estimate of the period of the obligation. The performance obligation related to certain rademikibart development services was completed in 2024.
Milestone Payments
The Licensor is entitled to development milestones under the License Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the Territory.
At the end of each reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.
Royalties
As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur.
Contract Assets and Liabilities
As of December 31, 2024 and 2023, the Company had no contract assets related to the License Agreement. As of December 31, 2024 and 2023, the Company had $0.2 million and $13.3 million, respectively, in contract liabilities related to the upfront fee received under the License Agreement. During the year ended December 31, 2024, $13.1 million of the contract liability was recognized as revenue which was included in the contract liability balance at the beginning of the year.
6.Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any material litigation and did not have contingency reserves established for any liabilities as of December 31, 2024 or 2023.
Leases
As of December 31, 2024, we had an operating lease for 3,628 square feet of office space in San Diego, California, with a lease term that expires on April 30, 2025. We also have an operating lease for 25,476 square feet of laboratory and office space in Taicang, China, with a lease term that expires on April 30, 2026.
As of December 31, 2024 and 2023, the weighted average remaining lease term was 1.0 year and 1.8 years, respectively, and the weighted average discount rate used to determine the operating lease liability was 4.8% and 4.9%, respectively.
Annual future minimum lease payments as of December 31, 2024 are as follows (in thousands):

Year ended December 31:
2025	$166
2026	33
Thereafter	—
Total future minimum lease payments	199
Less: amount representing interest	(21)
Total lease liabilities	$178

Rent expense under all operating leases totaled $0.3 million for both the years ended December 31, 2024 and 2023. During both the years ended December 31, 2024 and 2023, we paid $0.3 million for our operating leases.
Development Agreements
We enter into agreements with clinical sites and clinical research organizations for the conduct of our clinical trials and contract manufacturing organizations for the manufacture and supply of preclinical, clinical and, eventually, commercial materials and drug product. We make payments to these clinical sites and clinical research organizations based in part on the number of eligible patients enrolled and the length of their participation in the clinical trials. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site agreements, contract research organization agreements and contract manufacturing agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.
Purchase Obligations
At December 31, 2024, purchase obligations primarily consisted of non-cancellable commitments with third-party manufacturers primarily including costs related to the development and technology transfer of a new high-yield cell-line for rademikibart, as well as ongoing stability studies for our product candidates. Total purchase obligations of $3.4 million were not included in our consolidated financial statements for the year ended December 31, 2024, and are due within one year.
7.Reorganization
Executive Officer Departures
During the second and third quarters of 2024, we implemented changes to our executive leadership structure. In connection with these changes, we provided three executive officers with one-time severance payments upon termination, continued benefits for a specified period of time, and certain stock option modifications. The total expense for these activities was $3.2 million, $2.0 million of which was primarily for cash severance and $1.2 million of which was for non-cash, share-based compensation expense. During the year ended December 31, 2024, we recognized $3.2 million of the total expense, $1.8 million of which was included in general and administrative expense, and $1.4 million of which was included in research and development expense. As of December 31, 2024, we have paid $0.4 million of the cash severance charges. The remaining cash severance charges are expected to be substantially paid in the first quarter of 2025. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligation.
8.Shareholders’ Equity
Ordinary Shares Reserved for Future Issuance
As of December 31, 2024, we reserved ordinary shares as follows:

Number of Shares
Stock options outstanding	14,263,242
Ordinary shares reserved for future grants under the equity incentive plans	4,442,951
Ordinary shares reserved for future purchases under the Employee Share Purchase Plan	1,020,251
Total ordinary shares reserved for future issuance	19,726,444
Treasury Shares
Ordinary shares previously issued were repurchased by the Company for the purpose of issuing shares under the 2019 Stock Incentive Plan (“2019 Plan”) in 2019 and 2020. In 2021 the Company repurchased 12,705 shares for a total price of $180,000. The remaining ordinary shares were repurchased by the Company at no cost. As of December 31, 2024 and 2023, there were 2,513,495 and 2,405,591 treasury shares, respectively.
Statutory Reserves
In accordance with the People’s Republic of China (“PRC”) regulations and the articles of association of the companies registered in the PRC, companies are required to set aside 10% of their net profit for the year, offsetting any prior year losses, to the statutory surplus reserve fund as determined under the relevant PRC accounting standards. When the balance of such reserve reaches 50% of the entity’s registered capital, any further appropriation is optional. During the years ended December 31, 2024 and 2023, we did not make any profit appropriations to the reserve fund, as all of our subsidiaries in the PRC were in an accumulated loss position.
Under PRC laws and regulations, there are restrictions on the Company’s PRC subsidiaries with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. As of December 31, 2024 and 2023, restricted net assets including paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries was $29.6 million and $11.9 million, respectively.

9.Equity Incentive Plans
Employee Share Purchase Plan
In 2021, our Board approved our Employee Share Purchase Plan (“ESPP”) at which time a maximum of 600,000 ordinary shares were available for issuance. On the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, the number of shares available for issuance under the ESPP shall be increased by that number of shares equal to the lesser of 1% of the aggregate number of ordinary shares outstanding on the final day of the immediately preceding calendar year or such smaller number of shares as determined by the Board. In January 2022, the number of shares reserved for issuance under the ESPP increased by 550,763 shares. Our Board did not approve any increases to the authorized shares for fiscal years 2023 and 2024. At December 31, 2024, a total of 1,150,763 shares were authorized under the ESPP.
Under the terms of the ESPP, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase ordinary shares. The purchase price of the share is 85% of the lower of the closing prices for our ordinary shares on either: (i) the first trading day in the enrollment period, as defined in the ESPP, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period is 24 months, with purchases every six months. Enrollment dates are the first business day of May and November. Under the ESPP, we issued 44,837 and 60,207 shares in 2024 and 2023, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2024 and 2023 was $0.74 and $0.73, respectively. As of December 31, 2024, 130,512 ordinary shares have been issued under the ESPP and 1,020,251 ordinary shares are available for future issuance.
Stock Option Plans
2019 Plan
The Board approved the 2019 Plan in November 2019, under which the Company granted stock options to employees, non-employee directors, and consultants. Stock option grants under the 2019 Plan generally vest over a four-year period and have a maximum term of 10 years from the date of grant. The 2019 Plan was replaced by the 2021 Stock Incentive Plan (“2021 Plan”) in March 2021.
2021 Plan
In March 2021, the Board approved the 2021 Plan under which the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock-related awards to employees, non-employee directors and consultants. Stock option grants under the 2021 Plan generally vest over a four-year period and have a maximum term of 10 years from the date of grant.
The 2021 Plan initially had a maximum of 6,000,000 ordinary shares available for grant. The number of ordinary shares initially available for issuance will be increased on the first day of each of our fiscal years during the term of the 2021 Plan commencing with the fiscal year beginning January 1, 2021, by an amount equal to the least of (i) 5.0% of the total number of ordinary shares issued and outstanding on the last day of the immediately preceding fiscal year; or (ii) such lesser number of shares as may be determined by the Board. Our Board determined that the increase under the 2021 Plan for the fiscal years beginning January 1, 2022, 2023 and 2024, to be 5.0% 2.5% and 5.0%, respectively, of our outstanding shares as determined on December 31, 2022, 2023 and 2024, respectively. In no event will more than 60,000,000 shares be issuable upon the exercise of incentive share options (within the meaning of Section 422 of the U.S. Internal Revenue Code) under the 2021 Plan. In January 2022, January 2023, and January 2024, the maximum number of ordinary share available for grant increased by 2,753,815, 1,376,031, and 2,755,000 ordinary shares, respectively, resulting in an aggregate of 12,884,846 ordinary shares authorized for issuance as of December 31, 2024. At December 31, 2024, there were 4,374,174 shares available for future grant under the 2021 Plan. Any shares that are issuable on exercise of options granted that expire, are cancelled or that we receive pursuant to a net exercise of options are available for future grant and issuance.

2024 Employment Inducement Incentive Award Plan
The Board adopted the Company’s 2024 Employment Inducement Incentive Award Plan (“Inducement Plan”) in June 2024. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the Company’s 2021 Plan. The maximum number of ordinary shares that may be issued under the Inducement Plan is 4,500,000 shares. At December 31, 2024, there were 68,777 shares available for future grants. All stock option grants issued under the Inducement Plan were approved by our Board and will be registered on Form S-8 with the SEC.
The following summarizes all stock option plan activity:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	6,514,909	$5.10
Granted	10,528,819	$1.39
Exercised	(201,417)	$0.84
Cancelled	(2,579,069)	$2.30
Outstanding at December 31, 2024	14,263,242	$2.93
For the year ended December 31, 2024, options cancelled consisted of 2,253,388 options forfeited with a weighted-average exercise price of $2.01 and 325,681 options expired with a weighted-average exercise price of $4.32.
The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of our ordinary shares on the date of exercise, during the year ended December 31, 2024 and 2023 was $128,000 and $2,000, respectively. As of December 31, 2024 and 2023, the total intrinsic value of options outstanding and exercisable was $0.5 million and $0.2 million, respectively.

	Years Ended December 31,
	2024		2023
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Exercisable at end of year	4,252,615	$6.29	2,998,933	$6.94
Options vested or expected to vest	14,263,242	$2.93	6,514,909	$5.10

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2024 were:

Outstanding Options	Range of Exercises Prices	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
3,245,976	$0.75 - $1.13	8.94	$0.93	657,080	$0.82
3,489,825	$1.15 - $1.73	8.22	$1.22	709,996	$1.26
4,532,973	$1.77 - $2.66	9.38	$1.77	73,749	$1.97
732,504	$3.05 - $4.58	2.60	$4.17	697,625	$4.17
589,829	$4.70 - $7.05	5.46	$4.70	469,911	$4.70
1,344,385	$8.16 - $12.24	1.78	$10.05	1,341,089	$10.05
327,750	$16.41 - $24.62	4.50	$21.75	303,165	$21.70
14,263,242	$0.75 - $24.62	7.66	$2.93	4,252,615	$6.29
On December 31, 2024, we had reserved 14,263,242 ordinary shares for future issuance on exercise of outstanding options granted under the 2019, 2021 and Inducement Plans.
Share-Based Compensation
The following summarizes share-based compensation expense related to share-based payment awards pursuant to our equity compensation arrangements (in thousands):

	December 31,
	2024	2023
Research and development	$2,951	$2,492
General and administrative	3,777	2,904
Total share-based compensation expense	$6,728	$5,396
As of December 31, 2024, there was $10.3 million of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of our equity compensation plans. Total unrecognized compensation cost will be adjusted for future forfeitures. We expect to recognize this compensation cost over a weighted-average period of 3.3 years.
The fair value of each option grant is estimated on the grant date using the binomial option pricing model with the following weighted-average assumptions:
Options:

	December 31,
	2024	2023
Risk-free interest rate	4.4%	4.2%
Dividend yield	0.0%	0.0%
Volatility	104.5%	59.9%
Option life (years)	10	10
Early exercise multiple (years)	2.2 - 2.8	2.2 - 2.8
The fair value of each employee share purchase right granted is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

ESPP:

	December 31,
	2024	2023
Risk-free interest rate	4.2% - 4.4%	4.1% - 5.1%
Dividend yield	0.0%	0.0%
Volatility	111.9% - 128.5%	47.0% - 52.3%
Expected life (years)	0.5 - 2	0.5 - 2
The weighted-average fair value of options granted was $1.08 and $0.70 for the years ended December 31, 2024 and 2023, respectively.
The weighted-average fair value of purchase rights granted under the ESPP was $0.38 and $0.30 for the years ended December 31, 2024 and 2023, respectively.
Risk-Free Interest Rate: The risk-free interest rate assumption is based on the U.S. Treasury yield for obligations with contractual terms similar to the expected term of the stock option or purchase right being valued.
Dividend Yield: The Company has never paid any dividends and currently has no plans to do so.
Volatility: The expected volatility assumption was determined by examining the average volatility of comparable companies. The volatility of each comparable company was based on the historical daily share prices for a period commensurate to the expected life of the stock option. The expected volatility for employee share purchase rights was determined by examining the historical volatility of the Company’s ordinary shares for a period commensurate to the expected life of the ESPP purchase rights.
Expected Life: The expected life represents the weighted-average period the stock options are expected to be outstanding. The expected life for the employee share purchase rights is based upon the terms of each offering period.
Early Exercise Multiple: The average ratio of the stock price to the exercise price of when employees would decide to voluntarily exercise their vested stock options.
10.Employee Benefit Plans
We have a defined contribution 401(k) plan (the “Plan”) covering all of our employees in the U.S. We make matching cash contributions equal to 50% of each participant’s contribution during the Plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $345,000 and $330,000 for the years ended December 31, 2024 and 2023, respectively. Such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the Plan as we determine. For the years ended December 31, 2024 and 2023, we contributed $0.1 million and $0.2 million, respectively, to the Plan. No discretionary contributions have been made to the Plan since its inception.
We also have a defined contribution benefit plan covering all of our employees in the PRC which is organized by the relevant government authorities in the PRC. The government authorities undertake to assume the retirement benefit obligations payable to all existing and further retired employees under these plans and the Company has no further obligation for post-retirement benefits beyond the contributions made. Contributions to these plans are expensed as incurred. Assets of the plans are held and managed by the government authorities and are separate from those of the Company.

11.Income Taxes
The components of net loss before income taxes for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
U.S. net income before income taxes	$644	$481
Foreign net loss before income taxes	(16,049)	(62,467)
Net loss before income taxes	$(15,405)	$(61,986)
A reconciliation of the statutory tax rates for the years ended December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Tax at statutory federal rate	21.0%	21.0%
State tax, net of federal benefit	—%	—%
Stock options	(6.1)%	1.3%
Foreign rate differential	(32.6)%	(5.3)%
Unrecognized tax benefits	(7.9)%	—%
Valuation allowance	(20.9)%	(31.1)%
General business credits	22.7%	11.7%
Change of estimates and other	22.3%	2.2%
Effective tax rate	(1.5)%	(0.2)%
The Company’s federal income taxes from continuing operations for the years ended December 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively. The Company was not subject to any state incomes taxes for the years ended December 31, 2024 and 2023.

Significant components of the Company’s deferred tax assets and liabilities from continued operations as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$67,822	$61,016
Research and development credits	4,853	5,572
Intangible assets	192	3,543
Other	2,105	1,677
Total gross deferred tax assets	74,972	71,808

Deferred tax liabilities:
Right-of-use lease assets	(37)	(96)
Total gross deferred tax liabilities	(37)	(96)
Valuation allowance (U.S.)	(7,114)	(7,347)
Valuation allowance (China, Hong Kong and Australia)	(67,821)	(64,365)
Net deferred tax assets	$—	$—

The Company has gross U.S. federal research and development tax credit carryforwards, before consideration of unrecognized tax benefits, of $5.3 million, which begin to expire in 2042. The Company also has U.S. state research credit carryforwards, before consideration of unrecognized tax benefits, of $1.0 million, which will carry forward indefinitely. The change in the U.S. valuation allowance was a decrease of $0.2 million for the year ended December 31, 2024. As of

December 31, 2024, the Company has net operating losses of $205.0 million in China, which begin to expire in 2025. The Company has NOLs of $182.2 million in Hong Kong and NOLs of $5.1 million in Australia, which all carryforward indefinitely. The change in the China, Hong Kong and Australia valuation allowances was an increase of $3.5 million for the year ended December 31, 2024.

The following table summarizes the activity related to our unrecognized tax benefit reserves (in thousands):

	December 31,
	2024	2023
Balance at beginning of year	$—	$—
Decrease for tax positions of prior years	—	—
Increase based on tax positions related to current year	1,213	—
Balance at end of year	$1,213	$—
The Company does not expect the unrecognized tax benefit reserves to change within the next 12 months from the date this Annual Report on Form 10-K is filed with the SEC. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefit reserves will not impact the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2024 and 2023, the Company has not recognized any interest or penalties related to income taxes.
At December 31, 2024, the Company’s U.S. federal 2021 through 2023 tax years were open and subject to potential examination in one or more jurisdictions. In addition, the U.S., any NOLs or credits that were generated in prior years but not utilized in a year that is closed under the statute of limitations may also be subject to examination. As of December 31, 2024, the Company’s China returns for 2019 through 2023 tax years were open and subject to potential examination in one or more jurisdictions. The Company is currently not under any examinations in the jurisdictions it operates in.
12.    Segment Information
The Company operates in one operating segment: treatment of respiratory diseases. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM, our Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM utilizes the Company’s consolidated financial forecast, which includes product development roadmaps, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using our operating expenses, cash burn and cash runway.
The following table provides segment revenues, significant segment expenses, other segment items, reported segment net loss and a reconciliation of segment net loss to the Company’s total consolidated net loss for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
License and collaboration revenues	$26,033	$—
Less:
Research and development expense	29,256	53,002
General and administrative expense	19,229	16,054
Other income, net	(7,047)	(7,070)
Income tax expense	223	120
Segment net loss	(15,628)	(62,106)
Reconciliation of loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$(15,628)	$(62,106)
The Company’s long-lived tangible assets, as well as the Company’s ROU lease assets recognized on the Consolidated Balance Sheets for the years ended December 31, 2024 and 2023 were located as follows: $0.1 million and $0.3 million, respectively, in the U.S. and $4.1 million and $4.4 million, respectively, in the PRC.

13.Subsequent Event
In February 2025, we relocated our corporate headquarters to a new location in San Diego, California. This operating lease for the new corporate headquarters is for 6,942 square feet of office space and expires on January 31, 2028. We have agreed to pay a basic annual rent for the additional office space that increases incrementally over the term of the lease from $0.3 million for the first 12 months of the lease (inclusive of certain rent abatements) to $0.4 million for the last 12 months of the lease, and such other amounts as set forth in the lease.
14.    Condensed Financial Information of Parent
Certain foreign subsidiaries of the Company have restrictions on their ability to transfer certain of their net assets to the Company either in the form of dividends, loans, or advances. The Company performed a test on the restricted net assets of combined subsidiaries in accordance with SEC Regulation S-X Rule 4-08 (e) and concluded that it was applicable for the Company to disclose the financial statements of the parent company. The condensed parent company only financial statements have been derived from the Company’s consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto.
Condensed Balance Sheet
(in thousands)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$47,065	$79,253
Short-term investments	15,476	12,640
Prepaid expenses and other current assets	555	706
Amounts due from subsidiaries	13,078	12,997
Investments in subsidiaries	27,484	4,604
Total assets	$103,658	$110,200
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$117	$586
Amounts due to subsidiaries	10,875	7,867
Other non-current liabilities	500	250
Total liabilities	11,492	8,703
Total shareholders' equity	92,166	101,497
Total liabilities and shareholders' equity	$103,658	$110,200
Condensed Statement of Operations and Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2024	2023
General and administrative expense	$(6,010)	$(5,412)
Interest income	3,893	4,608
Equity losses of subsidiaries	(13,511)	(61,302)
Net Loss attributable to Connect Biopharma Holdings Limited shareholders	(15,628)	(62,106)
Other comprehensive loss:
Foreign currency translation adjustments	(670)	(614)
Unrealized gains on available-for-sale investments	12	354
Comprehensive loss attributable to Connect Biopharma Holdings Limited shareholders	$(16,286)	$(62,366)
Condensed Statement of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(2,110)	$(771)
Net cash (used in) provided by investing activities	(30,305)	32,070
Net cash provided by financing activities	227	45
Net (decrease) increase in cash and cash equivalents	(32,188)	31,344
Cash and cash equivalents at beginning of year	79,253	47,909
Cash and cash equivalents at end of year	$47,065	$79,253
During the years ended December 31, 2024 and 2023, no cash dividend was declared and paid by the parent company.
As of December 31, 2024, there were no material contingencies, significant provisions of long-term obligations, and mandatory dividend or redemption requirements of redeemable shares or guarantees of the parent company, except for those which have been separately disclosed in the Consolidated Financial Statement, if any.
Basis of preparation
The condensed financial information of the parent company has been prepared using the same accounting policies as set out in its consolidated financial statements, except that the parent company has used the equity method to account for its investment in its subsidiaries. Accordingly, the condensed financial information presented herein represents the financial information of the parent company.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The footnote discloses certain supplemental information relating to the operations of the Company and, as such, these statements should be read in conjunction with the notes to the accompanying Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
As previously disclosed in our Current Report on Form 6-K filed with the SEC on December 23, 2024, the Audit Committee of the Board appointed CBIZ CPAs P.C. (“CBIZ”) as its independent registered public accounting firm on December 17, 2024. PricewaterhouseCoopers Zhong Tian LLP (“PwC China”), the Company’s former independent registered public accounting firm, was dismissed by the Company on December 10, 2024. The appointment of CBIZ was made after careful consideration and a thorough evaluation process by the Company and was approved by the Audit Committee.
During the Company’s fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through December 10, 2024, there were no disagreements (as that term is described in Item 16F (a)(1)(iv) of Form 20-F and the related instructions) between the Company and PwC China on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC China, would have caused PwC China to make reference to the subject matter of the disagreement in connection with its reports on the Company's consolidated financial statements for such years, nor were there any “reportable events”, as that term is described in Item 16F(a)(1)(v)(A) through (D) of Form 20-F.
During the Company’s fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through December 17, 2024, neither the Company, nor anyone on its behalf, consulted CBIZ regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed; or (b) the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that CBIZ concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (c) any matter that was the subject of a disagreement, as defined in Item 16F(a)(1)(iv) of Form 20-F (and the related instructions thereto), or any “reportable events” as that term is described in Item 16F(a)(1)(v)(A) through (D) of Form 20-F.
ITEM 9A.       CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2024. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has not issued an audit report on our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.       OTHER INFORMATION.
None.
ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information Concerning the Board of Directors
Certain biographical information regarding each of our directors, including age, position held with us, term of office as director, and business experience, is set forth below:

Name	Age	Position	Year Elected or Appointed
Kleanthis G. Xanthopoulos, Ph.D.	66	Chairman of the Board	2020
Kan Chen, Ph.D.	43	Director	2020
James Z. Huang, MBA	59	Director	2024
Jean Liu, J.D.	56	Director	2021
Barry D. Quart, Pharm.D.	68	Chief Executive Officer and Director	2024
Karen J. Wilson, CPA	61	Director	2020
There are no arrangements or understandings between any of our directors and any other persons pursuant to which any director was selected as a director.
Kleanthis G. Xanthopoulos, Ph.D. (Chairman), has served on our Board since 2020 and was appointed as Chairman in 2024. Dr. Xanthopoulos has over 28 years of experience in the biotechnology and pharmaceutical research industries as an executive, company founder, chief executive officer, investor, and member of various boards of directors. Dr. Xanthopoulos has served as Chairman & Chief Executive Officer of Shoreline Biosciences, Inc. and Chairman of Stork Capital Life Sciences, which focuses on building and investing in innovative biotechnology companies, since 2020. He previously served as Chief Executive Officer of IRRAS AB and President and Chief Executive Officer of Regulus Therapeutics, Inc. He also previously served on the board of directors of Zosano Pharma Corporation. Dr. Xanthopoulos is an Onassis Scholar and was at NIH Human Genome Research Institute. Dr. Xanthopoulos received a B.S. in Biology from Aristotle University of Thessaloniki, Greece, an M.Sc. in Microbiology, and a Ph.D. in Molecular Biology from the University of Stockholm, Sweden.
Our Nominating and Corporate Governance Committee and our Board believe that Dr. Xanthopoulos is qualified to serve on our Board due to his extensive expertise and experience in the biotechnology and pharmaceutical research industries as an executive, company founder, chief executive officer, investor, and as a director of other public and private biotechnology and pharmaceutical companies.
Kan Chen, Ph.D., has served on our Board since 2020. Dr. Chen is a Partner of Qiming Venture Partners, focusing on healthcare investment. Before joining Qiming Venture Partners in 2016, Dr. Chen was a senior scientist at Johnson & Johnson, where he focused on cancer medicine. Prior to that, Dr. Chen was a group leader at Jiangsu Hengrui Pharmaceuticals Company Ltd., where he specialized in cancer immunotherapies. Dr. Chen earned his Ph.D. in Cell Biology from Case Western Reserve University in the U.S. and completed his postdoctoral training in immunology at Harvard Medical School. He received his B.S. in Biological Sciences from Fudan University.
Our Nominating and Corporate Governance Committee and our Board believe that Dr. Chen is qualified to serve on our Board due to his extensive expertise and experience as a healthcare investor, in science and medicine, and as a director of other public and private biotechnology and pharmaceutical companies.
James Z. Huang, MBA, has served on our Board since 2024. Mr. Huang has over 30 years of biotech experience. He has served as the Founding Partner of Panacea Venture, an investment firm with its focus on innovative and transformative healthcare and life sciences companies worldwide, since 2018. Prior to that, Mr. Huang served as managing partner at Kleiner Perkins (KPCB) China and at Vivo Ventures, and he served in various leadership roles with Anesiva, Inc., Tularik Inc., GlaxoSmithKline LLC, Bristol-Myers Squibb Company and ALZA Corporation. Mr. Huang serves on the boards of directors of Kindstar Globalgene Technology, Inc. and Lee’s Pharmaceutical (HK) Limited. Previously, Mr. Huang served on the boards of directors of Casi Pharmaceuticals, Inc., Windtree Therapeutics, Inc. and Alaunos Therapeutics, Inc. Mr. Huang received an M.B.A. from Stanford and a B.S. degree in chemical engineering from University of California, Berkeley.

Our Nominating and Corporate Governance Committee and our Board believe that Mr. Huang is qualified to serve on our Board due to his extensive expertise and experience as a life sciences investor, a senior leader of several biotechnology or pharmaceutical companies, and as a director of other public and private biotechnology and pharmaceutical companies.
Jean Liu, J.D., has served on our Board since 2021. Ms. Liu has more than 25 years of biopharmaceutical executive and law firm experience and was most recently Chief Legal Officer and Secretary of Seagen Inc., a targeted cancer therapeutic company which was acquired by Pfizer in December 2023. Prior to joining Seagen in 2014, she served in senior legal leadership roles at Halozyme Therapeutics, Inc. and Durect Corporation, including General Counsel, Head of Compliance and Chief Legal Officer. Ms. Liu currently serves on the board of directors of Erasca, Inc. Before joining the biopharmaceutical industry, Ms. Liu was an attorney at the law firms of Pillsbury LLP and Venture Law Group. Ms. Liu received her J.D. from Columbia University School of Law and her M.S. in Molecular Biology from Stanford University.
Our Nominating and Corporate Governance Committee and our Board believe that Ms. Liu is qualified to serve on our Board due to her extensive expertise and experience as a biopharmaceutical executive and attorney, and as a director of other public and private biotechnology and pharmaceutical companies.
Barry D. Quart, Pharm.D., was appointed Chief Executive Officer and Director in June 2024. Dr. Quart brings over 30 years of extensive experience serving in leadership positions in biotechnology and pharmaceutical companies and developing innovative pharmaceutical products. Dr. Quart was most recently Chief Executive Officer and Chairman of the board of directors of Heron Therapeutics, Inc. until 2023. Prior to joining Heron in 2012, Dr. Quart co-founded Ardea Biosciences, Inc. and served as its President and Chief Executive Officer and Director from its inception in 2006 through its acquisition by AstraZeneca PLC in 2012. Dr. Quart currently serves on the board of directors of Kiniksa Pharmaceuticals Corp. Dr. Quart received his Pharm.D. from the University of California, San Francisco.
Our Nominating and Corporate Governance Committee and our Board believe that Dr. Quart is qualified to serve on our Board due to his extensive experience serving in leadership positions in biotechnology and pharmaceutical companies, developing innovative pharmaceutical products, leading early-stage biotechnology companies through late-stage clinical development and regulatory strategy, and serving as a director of other public and private biotechnology and pharmaceutical companies.
Karen J. Wilson, CPA, has served on our Board since 2020. Ms. Wilson is a strategic biopharmaceutical finance executive and board member with more than 30 years of industry and leadership experience in life science companies across finance, strategy and risk management. She has served as an independent director and Chairperson of the Audit Committee for Elicio Therapeutics, Inc. (formerly Angion Biomedica Corp.) since 2020, an independent director, Chairperson of the Audit Committee and member of the Compensation Committee for LAVA Therapeutics B.V. since 2021, and an independent director, Chairperson of the Compensation Committee, Chairperson of the Nominating and Corporate Governance Committee and member of the Audit Committee for Serina Therapeutics, Inc. since January 2025. She previously served on the board of directors of Vaxart, Inc. from 2020 until 2022. She also previously served as Senior Vice President of Finance at Jazz Pharmaceuticals plc, an international biopharmaceutical company. Ms. Wilson is a Certified Public Accountant and received a B.S. in Business from the University of California, Berkeley.
Our Nominating and Corporate Governance Committee and our Board believe that Ms. Wilson is qualified to serve on our Board due to her extensive expertise and experience in public company finance and accounting and as a director of other public biotechnology and pharmaceutical companies.
Information Concerning Executive Officers and Key Employees
Certain biographical information regarding each of our executive officers as of the date of this report, including age, position held with us, term of office, and business experience, is set forth below:

Name	Age	Position	Year Appointed
Barry D. Quart, Pharm.D.	68	Chief Executive Officer and Director	2024
David Szekeres	51	President	2024
Lisa Peraza, CPA	48	Vice President, Finance	2024
Background information for Dr. Quart is described above under “Information Concerning the Board of Directors.”

David Szekeres, was appointed as President in June 2024. Mr. Szekeres is an experienced life science executive with a proven track record of creating value with deep operational, commercial, corporate development/strategy, and legal expertise. Mr. Szekeres was most recently Executive Vice President and Chief Operating Officer of Heron Therapeutics, Inc. until 2023. Prior to joining Heron in 2016, he was the Chief Business Officer and General Counsel of Regulus Therapeutics, a clinical-stage biotech company focused on RNA therapeutics and the Head of Mergers & Acquisitions at Life Technologies Corporation. Mr. Szekeres also holds positions as the Chair of the board of directors of GRI Bio, Inc. and is a member of the boards of directors of Colossal Biosciences Inc., CureMatch, Inc., and the Sanford Burnham Prebys Medical Discovery Institute. He received his J.D. from Duke University School of Law and earned his B.A. from the University of California, Irvine.
Lisa Peraza, CPA, has served as Vice President, Finance since August 2024. She brings more than 25 years of finance and accounting experience, primarily in the biotechnology industry. Ms. Peraza was most recently Vice President, Chief Accounting Officer at Heron Therapeutics, Inc., a commercial-stage biotechnology company, until March 2024. Prior to joining Heron in 2014, she held key finance and accounting positions at Ardea Biosciences, Inc. and La Jolla Pharmaceutical Company. Ms. Peraza began her career with KPMG LLP. She received a B.A. degree from the University of California, Santa Barbara and is a licensed Certified Public Accountant in the State of California.
Certain information regarding each of our key employees as of the date of this report, including age, position held with us, term of office, and business experience is set forth below:

Name	Age	Position	Year Appointed
Kimberly J. Manhard	65	Executive Vice President, Chief Development Officer	2024
Jeff Cohn, J.D.	43	General Counsel and Corporate Secretary	2024
Raúl Collazo, Ph.D.	58	Vice President, Global Medical Affairs	2021
Lei Sun, Ph.D.	61	Vice President, Biologics and Head of CMC	2020
Kimberly J. Manhard, has served as Executive Vice President, Chief Development Officer since September 2024. Ms. Manhard is a biopharmaceutical executive with more than 25 years of clinical development, regulatory affairs, quality assurance, pharmacovigilance and pharmaceutical operations experience. Ms. Manhard previously served as the Senior Vice President of Global Strategic Planning and Execution for Acadia Pharmaceuticals, Inc. Prior to that, Ms. Manhard served as the Executive Vice President of Drug Development for Heron Therapeutics, Inc. from 2016 until 2023, and was instrumental in the development, registration, and commercial support of four drug products. Before that, Ms. Manhard served as Senior Vice President of Regulatory Affairs and Development Operations for Ardea Biosciences, Inc. (acquired by AstraZeneca, PLC in 2012), where she led the U.S., EU and rest of world registration activities. Previously, Ms. Manhard was President of her own consultancy firm, Vice President of Regulatory Affairs for Exelixis, Inc. and held multiple regulatory positions at Agouron Pharmaceuticals, Inc., supporting the development of anticancer and antiviral products. Ms. Manhard was also previously with Bristol-Myers Squibb Company in regulatory affairs, responsible for oncology compounds and infectious disease compounds. Ms. Manhard began her industry career in clinical research with Eli Lily and Company and G.H. Besselaar Associates (Covance Inc.). Ms. Manhard currently serves on the boards of directors of Inhibrx Biosciences, Inc. and Toragen, Inc., and previously served on the boards of directors of Shoreline Biosciences, Inc. and Heron Therapeutics, Inc. Ms. Manhard received a B.S. degree in zoology and a B.A. degree in French from the University of Florida.
Jeff Cohn, J.D., has served as General Counsel and Corporate Secretary since September 2024. He brings more than 15 years of extensive legal, business and life sciences experience. Mr. Cohn was most recently Vice President, Corporate Law at Vir Biotechnology, Inc., a clinical-stage biopharmaceutical company focused on serious infectious diseases and cancer. Prior to that, he held key positions of increasing responsibility at Heron Therapeutics, Inc. from 2016 until 2023, most recently serving as Executive Director, Assistant General Counsel and Assistant Secretary. He also previously held key positions of increasing responsibility at Becton, Dickinson and Company and Life Technologies Corporation. He began his career as a corporate associate at Faegre Drinker Biddle & Reath LLP (formerly Faegre Baker Daniels LLP). Mr. Cohn earned dual B.S. degrees in Business Economics and Public Policy and Entrepreneurship from the Indiana University Kelley School of Business and his law degree from the Indiana University Robert H. McKinney School of Law.
Raúl Collazo, Ph.D., has served as Vice President, Global Head of Medical Affairs and Strategy since 2021. He has over 25 years of Medical Affairs experience in small biotech and large pharmaceutical environments. Additionally, he brings extensive expertise advising pre-commercial life science companies on medical/scientific affairs, compliance, operations, and corporate strategy through his own consulting firm. Prior to joining Connect, he served in senior leadership positions in various organizations, including Principal, Head of Medical Affairs at Skysis/Fishawack Health (now Avalere

Health, LLC) from 2020 until 2021 and Vice President, Medical and Scientific Affairs at Biotheranostics, Inc., an oncology diagnostics company acquired by Hologic, Inc., from 2018 until 2020. Earlier in his career, Dr. Collazo served as Head of Medical Affairs for several companies working in the areas of gastroenterology, dermatology, inflammatory diseases, oncology, diabetes/obesity, and neurology. He earned his Ph.D. in Neurophysiology from the University of Oregon and completed postdoctoral training at the University of California, San Diego School of Medicine.
Lei Sun, Ph.D., has served as Vice President of Biologics and Head of CMC since January 2020. Dr. Sun has over 25 years of experience in pharmaceutical development of biologics focused on process development, CMC, and manufacturing operations. Prior to joining Connect, Dr. Sun served as Chief Technology Officer and Vice President of Manufacturing at AutekBio, Inc. Prior to that, Dr. Sun supported drug development at PERVICIA, UCB Pharma, Shire Pharmaceuticals and DSM/Crucell JV. Dr. Sun has more than 20 publications in peer-reviewed journals and was an inventor of multiple patents in biologics and process development. He received his Ph.D. in molecular biology and biochemistry from the University of Minnesota and completed his postdoctoral training in molecular immunology at Harvard Medical School.
Family Relationships
There are no family relationships between any of our directors or executive officers.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all our officers, directors and employees. The Code is available on our website at www.connectbiopharm.com. We expect that any amendment to, or a waiver from, the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, will be disclosed on our website at www.connectbiopharm.com. The references herein to our website address do not constitute incorporation by reference of the information contained at or available through our website, and you should not consider any such information to be a part of this Annual Report on Form 10-K.
Corporate Governance
There were no material changes to the procedures by which security holders may recommend nominees to our Board during fiscal year 2024.
We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is comprised of Ms. Wilson, Mr. Huang and Ms. Liu. Ms. Wilson serves as the Chair of the Audit Committee. The Board has determined that all members of the Audit Committee satisfy the current independence and experience requirements of Rule 10A-3 of the Exchange Act and the current Nasdaq independence standards. The Board has also determined that Ms. Wilson qualifies as an “audit committee financial expert,” as defined in Item 407 of Regulation S-K.
Our Board has adopted Corporate Governance Guidelines to ensure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors and management with those of our shareholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to, among other things, board composition, director qualification standards and selection criteria, director responsibilities, conflicts of interest, board meetings, board committees and compensation, involvement of senior management, succession planning, and risk management. The Board regularly reviews the Corporate Governance Guidelines. The Corporate Governance Guidelines are available on our website www.connectbiopharm.com.
Insider Trading Policies and Procedures
We have adopted insider trading policies and procedures governing the purchase, sale and other transactions in Company securities by the Company’s directors, officers and employees, and other covered persons, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards.
Our Insider Trading Compliance Policy prohibits directors, officers and employees of the Company from engaging in hedging or similar arrangements with respect to the Company’s securities, including, without limitation, short sales and buying or selling puts, calls or other derivative securities (except for stock options granted by the Company). Pursuant to the Insider Trading Compliance Policy, employees and directors are also prohibited from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan.
A copy of our Insider Trading Compliance Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

ITEM 11.       EXECUTIVE COMPENSATION.
Summary Compensation Table
The table below sets forth certain compensation information for: (i) our current principal executive officer and any other individual who served in such capacity during our fiscal year ended December 31, 2024; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2024; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2024 (together, our “Named Executive Officers”). Compensation information is shown for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)	Total ($)
Current Executive Officers:
Barry D. Quart, Pharm.D. (3)	2024	$360,208	$3,973,970	$178,065	$9,193	$4,521,436
Chief Executive Officer

David Szekeres (4)	2024	$277,083	$2,739,770	$124,521	$7,701	$3,149,075
President

Lisa Peraza, CPA (5)	2024	$156,061	$397,763	$50,135	$4,693	$608,652
Vice President, Finance

Former Executive Officers:
Zheng Wei, Ph.D. (6)	2024	$532,322	$294,657	$—	$1,549,574	$2,376,553
Former Chief Executive Officer	2023	$505,000	$257,268	$218,295	$9,900	$990,463

Wubin Pan, Ph.D. (7)	2024	$512,000	$255,369	$—	$1,315,961	$2,083,330
Former President	2023	$512,000	$222,966	$207,360	$—	$942,326

Steven Chan (8)	2024	$307,333	$296,443	$—	$466,056	$1,069,832
Former Chief Financial Officer	2023	$410,000	$115,381	$135,956	$9,900	$671,237

(1) This column represents the aggregate grant date fair value, computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), for stock options granted to the Named Executive Officers in 2024 and 2023. The assumptions used in calculating the fair value of the stock options can be found under Note 9 to the Financial Statements in this Annual Report on Form 10-K. These amounts reflect the grant date fair value for these stock options and do not necessarily correspond to the actual value that will be realized by the Named Executive Officers. For additional information on stock options awarded to the Named Executive Officers, see below under “Outstanding Equity Awards at Fiscal Year-End.”
(2) The amounts listed represent cash awards earned for the year under the Company’s annual cash incentive bonus program.
(3) Dr. Quart was appointed as Chief Executive Officer and Director in June 2024. Pursuant to his executive employment agreement, his annual base salary was $650,000. The grant date fair value of the equity awards granted in 2024, as reflected under “Option Awards,” represents a new hire grant, as well as an annual grant for 2024 services awarded in December 2024. “All Other Compensation” listed for 2024 represents our matching contributions on behalf of the named individual to our 401(k) Plan.
(4) Mr. Szekeres was appointed as President in June 2024. Pursuant to his executive employment agreement, his annual base salary was $500,000. The grant date fair value of the equity awards granted in 2024, as reflected under “Option Awards,” represents a new hire grant, as well as an annual grant for 2024 services awarded in December 2024. “All Other Compensation” listed for 2024 represents our matching contributions on behalf of the named individual to our 401(k) Plan.
(5) Ms. Peraza was appointed as Vice President of Finance in August 2024, at which time her annual base salary was $400,000. The grant date fair value of the equity awards granted in 2024, as reflected under “Option Awards,” represents a new hire grant, as well as an annual grant for 2024 services awarded in December 2024. “All Other Compensation” listed for 2024 represents our matching contributions on behalf of the named individual to our 401(k) Plan.
(6) Dr. Zheng ceased serving as our Chief Executive Officer on June 12, 2024, and thereafter served in a non-executive transitional role through December 31, 2024. Dr. Zheng did not earn a discretionary bonus under the annual cash incentive bonus program for 2024. “All Other Compensation” listed for 2024 includes $20,000 paid for legal, tax, and accounting fees and expenses incurred in connection with negotiating his transition agreement, severance of $1,528,262, which consists of (i) an amount equal to 12 months of his annual base salary, (ii) his target bonus for 2024, (iii) 18 months of COBRA premiums, and (iv) an amount related to certain stock option modifications, and $1,312 for matching contributions on behalf of the named individual to our 401(k) Plan. “All Other Compensation” listed for 2023 represents our matching contributions on behalf of the named individual to our 401(k) Plan.
(7) Dr. Pan ceased serving as our President on June 12, 2024 and thereafter served in a non-executive transitional role through December 31, 2024. Dr. Pan did not earn a discretionary bonus under the annual cash incentive bonus program for 2024. “All Other Compensation” listed for 2024 includes $20,000 paid for legal, tax, and accounting fees and expenses incurred in connection with negotiating his transition agreement, severance of $1,295,961, which consists of (i) an amount equal to 12 months of his annual base salary, (ii) his target bonus for 2024, (iii) 18 months of healthcare premiums, and (iv) an amount related to certain stock option modifications.
(8) Mr. Chan’s employment with the Company ended on September 13, 2024. Mr. Chan did not earn a discretionary bonus under the annual cash incentive bonus program for 2024. “All Other Compensation” listed for 2024 includes severance paid to Mr. Chan under his employment agreement of $460,950 which consists of an amount equal to nine months of his annual base salary of $329,250 and an amount equal to 75% of his target performance bonus of $131,700, as well as our matching contributions on behalf of the named individual to our 401(k) Plan. “All Other Compensation” listed for 2023 represents our matching contributions on behalf of the named individual to our 401(k) Plan.
Narrative to Summary Compensation Table
Annual Base Salary
The compensation of our Named Executive Officers is generally determined and approved by the Compensation Committee of our Board. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talents.
The initial base salaries for Dr. Quart, Mr. Szekeres, and Ms. Peraza were set by their employment agreements or offer letter in connection with their commencement of employment. The base salaries actually received by our Named Executive Officers for 2024 are reflected in the Summary Compensation Table above.
Performance Bonus Opportunity
In addition to base salaries, certain of our Named Executive Officers were eligible to receive annual cash bonuses in 2024. While the Compensation Committee considers our overall corporate achievement during the year, individual achievement is also considered and the final annual bonus payouts for 2024 remained within the discretion of the Compensation Committee or the Board.
For 2024, Dr. Quart, Mr. Szekeres, and Ms. Peraza had target bonuses of 55%, 50%, and 35% of their base salaries, respectively, and the annual bonuses paid to each of them based on the Compensation Committee’s evaluation of the Company’s achievements and their individual performance for 2024 are reflected in the Summary Compensation Table above. No discretionary annual bonuses for 2024 were awarded to Drs. Zheng or Pan or to Mr. Chan.
Equity-Based Incentive Awards
Our equity-based incentive awards are designed to align our interests and those of our shareholders with those of our employees, including our Named Executive Officers. The Board or the Compensation Committee is responsible for approving equity grants. Since our initial public offering and prior to 2024, we have granted equity awards under the terms of 2021 Plan. In connection with the new hire awards to Dr. Quart and Mr. Szekeres, our Board adopted the Inducement Plan. Stock options have an exercise price no less than the fair market value per share on the date of grant and vest over four years, with 25% vesting on the first anniversary of the date of grant, and then with respect to the remaining shares on a ratable monthly basis over the next three years, subject to their continuous service with the Company as of each applicable vesting date. The options granted to Dr. Quart, Mr. Szekeres, and Ms. Peraza are subject to potential accelerated vesting in connection with a qualifying termination of employment or change in control, as described below under the subsection titled “Employment Arrangements with our Current Named Executive Officers.”
The equity awards granted to our Named Executive Officers during 2024 that remained outstanding at December 31, 2024, are reflected in the Outstanding Equity Awards at Year End table below.

Outstanding Equity Awards at Year End
The following table provides information concerning outstanding stock options held by each Named Executive Officer as of December 31, 2024, in respect of ordinary shares:

	Option Awards
	Number of Securities Underlying Unexercised Options
Name	Exercisable (#)	Unexercisable (#) (1)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Current Executive Officers:
Barry D. Quart, Pharm.D.	—	2,658,734	$1.77	06/12/2024	06/12/2034
	—	432,392	$0.97	12/26/2024	12/26/2034

David Szekeres	—	1,772,489	$1.77	06/12/2024	06/12/2034
	—	409,355	$0.97	12/26/2024	12/26/2034

Lisa Peraza, CPA	—	400,000	$1.15	08/12/2024	08/12/2034
	—	55,318	$0.97	12/26/2024	12/26/2034

Former Executive Officers:
Zheng Wei, Ph.D.	143,678	—	$8.16	12/11/2020	03/31/2025
	311,171	—	$11.69	02/20/2021	03/31/2025
	142,552	—	$4.12	03/01/2022	12/31/2025
	158,125	—	$1.27	03/01/2023	12/31/2025

Wubin Pan, Ph.D.	143,678	—	$8.16	12/11/2020	03/31/2025
	311,171	—	$11.69	02/20/2021	03/31/2025
	121,479	—	$4.12	03/01/2022	12/31/2025
	137,041	—	$1.27	03/01/2023	12/31/2025
	71,500	—	$1.18	03/01/2024	12/31/2025

Steven Chan	213,125	—	$4.26	12/01/2021	09/13/2025
	61,666	—	$1.27	03/01/2023	09/13/2025

(1) Options have a term of 10 years from the date of grant. Options vest over four years, with 25% vesting on the first anniversary of the date of grant, and then with respect to the remaining shares on a ratable monthly basis over the next three years, subject to each individual’s continuous service with the Company as of each applicable vesting date.

Agreements with Current Executive Officers
We have entered into employment agreements or offer letters with each of our current executive officers. The employment agreements or offer letters generally provide for at-will employment and set forth, among other things, the individual’s initial base salary, target bonus percentage, equity award grants, severance terms, and eligibility for employee benefits. In addition, each of our current executive officers has executed a form of our standard confidential information and invention assignment agreement. The material terms of the agreements or offer letters with our current executive officers are described below.
Employment Agreement with Barry D. Quart, Pharm.D.
Effective June 12, 2024, Connect Biopharm LLC entered into an employment agreement with Barry D. Quart, Pharm.D. setting forth the terms of his employment as the Chief Executive Officer of Connect Biopharm LLC and the Company. Pursuant to the agreement, Dr. Quart was entitled to an initial annual base salary of $650,000, which amount is subject to annual review by and at the sole discretion of the Board. Dr. Quart’s employment agreement provides that he may be eligible to earn an annual performance-based bonus with a target amount equal to 55% of his annual base salary. In addition, Dr. Quart is entitled to reimbursement of up to $10,000 for his expenses incurred in connection with relocating to San Diego.
Pursuant to his employment agreement, if we terminate Dr. Quart’s employment other than for cause or Dr. Quart terminates his employment for good reason (each as defined in his employment agreement), he is entitled to the following payments and benefits, subject (except as provided below) to his timely execution and non-revocation of a general release of claims in favor of the Company: (1) his fully earned but unpaid base salary and accrued and unused paid time off through the date of termination at the rate then in effect, any annual bonus payable for any prior calendar year (to the extent not previously paid), plus all other amounts under any compensation plan or practice to which he is entitled, (2) a payment equal to 18 months of his then-current base salary, payable in a lump sum payment 60 days following the termination date; (3) a payment equal to his target annual bonus for the calendar year in which the termination date occurs, payable in a lump sum payment 60 days following the termination date; (4) payment of the COBRA premiums for him and his eligible dependents until the earliest of (a) the expiration of 18 months following his termination date, (b) expiration of his eligibility for continuation coverage under COBRA, or (c) the date he becomes eligible for health insurance coverage in connection with his new employment; (5) 12 months of accelerated vesting of any outstanding time-based awards; and (6) 12 months’ extension of the post-termination exercise period of his outstanding stock options.
In the event that such termination occurs during the period beginning two (2) months prior to and ending twelve (12) months following a change in control of the Company (as defined in his employment agreement), in lieu of the benefits described above, Dr. Quart is entitled to the following payments and benefits, subject to his timely execution and non-revocation of a general release of claims in favor of the Company: (1) his fully earned but unpaid base salary and accrued and unused paid time off through the date of termination at the rate then in effect, any annual bonus payable for any prior calendar year (to the extent not previously paid), plus all other amounts under any compensation plan or practice to which he is entitled, (2) a payment equal to 24 months of his then-current base salary, payable in a lump sum payment 60 days following the termination date; (3) a payment equal to his target annual bonus for the calendar year in which the termination date occurs, payable in a lump sum payment 60 days following the termination date; (4) payment of the COBRA premiums for him and his eligible dependents until the earliest of (a) the expiration of 24 months following his termination date, (b) expiration of his eligibility for continuation coverage under COBRA, or (c) the date he becomes eligible for health insurance coverage in connection with his new employment; (5) 100% acceleration of all of his outstanding time-based awards effective as of the later of (i) the effective date of the release, or (ii) the date of such change in control (provided, that, the accelerated vesting of any stock awards that are performance-based shall be governed by the terms of the applicable equity plan and stock award agreement pursuant to which they were granted); and (6) 12 months’ extension of the post-termination exercise period of his outstanding stock options.
In the event we terminate Dr. Quart’s employment for cause, he terminates his employment without good reason, or upon his death or permanent disability, he is entitled to receive only his fully earned but unpaid base salary and accrued and unused paid time off through the date of termination at the rate then in effect, any annual bonus payable for any prior calendar year (to the extent not previously paid), plus all other amounts under any compensation plan or practice to which he is entitled.
Employment Agreement with David Szekeres
Effective June 12, 2024, Connect Biopharm LLC entered into an employment agreement with David Szekeres, setting forth the terms of his employment as the President of the Company. Pursuant to the agreement, Mr. Szekeres was entitled to an initial annual base salary of $500,000, which amount is subject to annual review by and at the sole discretion of the Board. Mr. Szekeres’s employment agreement provides that he may be eligible to earn an annual performance-based bonus with a target amount equal to 50% of his annual base salary.
Pursuant to his employment agreement, if we terminate Mr. Szekeres’s employment other than for cause or Mr. Szekeres terminates his employment for good reason (each as defined in his employment agreement), he is entitled to the following payments and benefits, subject (except as provided below) to his timely execution and non-revocation of a general release of claims in favor of the Company: (1) his fully earned but unpaid base salary and accrued and unused paid time off through the date of termination at the rate then in effect, any annual bonus payable for any prior calendar year (to the extent not previously paid), plus all other amounts under any compensation plan or practice to which he is entitled, (2) a payment equal to 18 months of his then-current base salary, payable in a lump sum payment 60 days following the termination date; (3) a payment equal to his target annual bonus for the calendar year in which the termination date occurs, payable in a lump sum payment 60 days following the termination date; (4) payment of the COBRA premiums for him and his eligible dependents until the earliest of (a) the expiration of 18 months following his termination date, (b) expiration of his eligibility for continuation coverage under COBRA, or (c) the date he becomes eligible for health insurance coverage in connection with his new employment; (5) 12 months of accelerated vesting of any outstanding time-based awards; and (6) 12 months’ extension of the post-termination exercise period of his outstanding stock options.
In the event that such termination occurs during the period beginning two (2) months prior to and ending twelve (12) months following a change in control of the Company (as defined in his employment agreement), in addition to the severance payments and benefits described above, Mr. Szekeres is entitled to 100% acceleration of all of his outstanding time-based awards effective as of the later of (1) the effective date of the release, or (2) the date of such change in control (provided, that, the accelerated vesting of any stock awards that are performance-based shall be governed by the terms of the applicable equity plan and stock award agreement pursuant to which they were granted).
In the event we terminate Mr. Szekeres’s employment for cause, he terminates his employment without good reason, or upon his death or permanent disability, he is entitled to receive only his fully earned but unpaid base salary and accrued and unused paid time off through the date of termination at the rate then in effect, any annual bonus payable for any prior calendar year (to the extent not previously paid), plus all other amounts under any compensation plan or practice to which he is entitled.
Offer Letter for Lisa Peraza, CPA
Effective August 7, 2024, Connect Biopharm LLC entered into an offer letter with Lisa Peraza, CPA, setting forth the terms of her employment as the Vice President, Finance of the Company. Pursuant to the offer letter, Ms. Peraza was entitled to an initial annual base salary of $400,000. Ms. Peraza’s offer letter provides that she may be eligible to earn an annual performance-based bonus with a target amount equal to 35% of her annual base salary.
Pursuant to her offer letter, if we terminate Ms. Peraza’s employment other than for cause or Ms. Peraza terminates her employment for good reason (each as defined in her offer letter), she is entitled to the following payments and benefits, subject (except as provided below) to her timely execution and non-revocation of a general release of claims in favor of the Company: (1) her fully earned but unpaid base salary and accrued and unused paid time off through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which she is entitled, (2) a payment equal to (a) 9 months of her then-current base salary if such termination occurs outside of the twelve (12) month period following a change in control of the Company (as defined in her offer letter) (the “Change in Control Period”) or (b) 12 months of her then-current base salary if such termination occurs during the Change in Control Period, in either case payable in a lump sum payment within 10 days following the effective date of her release agreement; (3) a payment equal to (a) 75% of her target annual bonus for the calendar year in which the termination date occurs if such termination occurs outside of the Change in Control Period or (b) 100% of her target annual bonus for the calendar year in which the termination date occurs if such termination occurs during the Change in Control Period, in either case payable in a lump sum payment within 10 days following the effective date of her release agreement; and (4) payment of the COBRA premiums for her and her eligible dependents until the earliest of (a) the expiration of nine months following her termination date if such termination occurs outside of the Change in Control Period, or the expiration of 12 months following her termination date if such termination occurs during the Change in Control Period, (b) expiration of her eligibility for continuation coverage under COBRA, or (c) the date she becomes eligible for health insurance coverage in connection with her new employment.
In the event that such termination occurs during the Change in Control Period, in addition to the severance payments and benefits described above, Ms. Peraza is entitled to 100% acceleration of all of her outstanding time-based awards effective as of the date of the release (provided, that, the accelerated vesting of any stock awards that are performance-

based shall be governed by the terms of the applicable equity plan and stock award agreement pursuant to which they were granted).
In the event we terminate Ms. Peraza’s employment for cause, she terminates her employment without good reason, or upon her death or permanent disability, she is entitled to receive only her fully earned but unpaid base salary and accrued and unused paid time off through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which she is entitled.
Agreements with Former Executive Officers
Transition Agreements with Zheng Wei, Ph.D. and Wubin Pan, Ph.D.
Effective June 12, 2024, we entered into an employment transition agreement (the “Zheng Transition Agreement”) with Zheng Wei, Ph.D. Pursuant to the Zheng Wei Transition Agreement, Dr. Zheng agreed to serve as a non-executive employee in the role of Senior Advisor to the Company until the earlier of (i) December 31, 2024, or (ii) the date on which Dr. Zheng’s employment terminated. Dr. Zheng’s employment terminated on December 31, 2024. While Dr. Zheng continued to serve as Senior Advisor, he received a base salary of $539,000 per year, remained bonus eligible with the same target bonus opportunity, participated in the Company’s employee benefit plans, received reimbursements for reasonable out-of-pocket business expenses, was entitled to vacation or paid time off in accordance with applicable Company policy, and his equity awards continued to vest according to their terms. Under the Zheng Transition Agreement, upon his termination of employment he was eligible to receive the severance benefits described in the Summary Compensation Table above.
Effective July 25, 2024, we entered into an employment transition agreement (the “Pan Transition Agreement”) with Wubin Pan, Ph.D. Pursuant to the Pan Transition Agreement, Dr. Pan agreed to serve as a non-executive employee in the role of General Manager of Greater China Operations of the Company until the earlier of (i) December 31, 2024, or (ii) the date on which Dr. Pan’s employment terminated. While Dr. Pan continued to serve as General Manager of Greater China Operations, he received a base salary of $512,000 per year, remained bonus eligible with the same target bonus opportunity, participated in the Company’s employee benefit plans, received reimbursements for reasonable out-of-pocket business expenses, was entitled to vacation or paid time off in accordance with applicable Company policy, and his equity awards continued to vest according to their terms. Upon expiration of the Transition Period (as defined in the Pan Transition Agreement) and the release required under the Pan Transition Agreement becoming effective, Dr. Pan also received acceleration of 25% of the stock options underlying his annual equity award granted in 2024. Under the Pan Transition Agreement, upon his termination of employment he was eligible to receive the severance benefits described in the Summary Compensation Table above.
Other Elements of Compensation
Health and Welfare and Retirement Benefits; Perquisites
All of our current executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to our executive officers except in limited circumstances.
401(k) Plan
Our current executive officers are eligible to participate in a defined contribution retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax or after-tax (Roth) basis, up to the statutorily prescribed annual limits on contributions under the Internal Revenue Code of 1986, as amended. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directors. The 401(k) plan is intended to be qualified under Section 401(a) of the Code and with 401(k) of the plan’s related trust intended to be exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan (except for Roth contributions) and earns on those contributions are not taxable to the employees until distributed from the 401(k) plan. Under our 401(k) plan, we make matching contributions of 50% up to 6%. Our Board may elect to adopt qualified or nonqualified benefit plans in the future, if it determines that doing so is in our best interests.
Nonqualified Deferred Compensation

We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. Our Board may elect to provide our officers and other employees with non-qualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.
Director Compensation
The table below shows, for the fiscal year ended December 31, 2024, information with respect to the compensation of all our non-employee directors.

Directors (1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	Total ($)
Kan Chen, Ph.D.*	$—	$—	$—
James Z. Huang, MBA*	$—	$—	$—
Jean Liu, J.D.	$57,500	$28,484	$85,984
Karen J. Wilson, CPA	$62,500	$28,484	$90,984
Kleanthis G. Xanthopoulos, Ph.D.	$68,589	$80,538	$149,127
*Dr. Chen and Mr. Huang were ineligible to receive compensation for their service as directors per our Non-Employee Director Compensation Program.
(1) The aggregate number of ordinary shares subject to outstanding stock options held by each director listed in the table above as of December 31, 2024 was as follows: no ordinary shares underlying stock options for Dr. Chen or Mr. Huang, 102,988 ordinary shares underlying stock options for Ms. Liu, 158,208 ordinary shares underlying stock options for Ms. Wilson, and 218,900 ordinary shares underlying stock options for Dr. Xanthopoulos.
(2) This column represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718 for stock options granted to the directors in 2024. The assumptions used in calculating the fair value of the stock options can be found under Note 9 to the Financial Statements in this Annual Report on Form 10-K. These amounts reflect the grant date fair value for these stock options and do not necessarily correspond to the actual value that will be realized by the directors.
Non-Employee Director Compensation Program
Our Board initially approved a Non-Employee Director Compensation Program effective January 1, 2022, which was amended as of January 30, 2024 (our “Director Compensation Program”). Under our Director Compensation Program, each of our eligible non-employee directors is paid a cash retainer for his or her service on our Board and an additional cash retainer for any service as a member of a committee of the Board. The chairperson of each committee receives a larger retainer than other members of such committee for his or her service as chairperson. Our lead independent director is also eligible to receive an additional retainer for such service. These retainers are payable in arrears in four equal quarterly installments not later than 30 days following the end of each calendar quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our Board. In 2024, each eligible non-employee director received cash retainers as follows: $40,000 for service as a director, $17,500 for service as Lead Independent Director, $15,000 for service as Chairperson of the Audit Committee, $7,500 for service as a member of the Audit Committee, $10,000 for service as Chairperson of the Compensation Committee, $7,500 for service as a member of the Compensation Committee, $10,000 for service as Chairperson of the Nominating and Corporate Governance Committee, and $7,500 for service as a member of the Nominating and Corporate Governance Committee. Additionally, following Dr. Xanthopoulos’s appointment as Chairman of the Board during 2024, the Board (excluding Dr. Xanthopoulos, who recused himself from the matter) determined to provide Dr. Xanthopoulos with an annual retainer in the amount of $40,000 for his service as Chairman of the Board, which he could elect to receive in the form of cash or, alternatively, in a stock option to purchase ordinary shares of the Company (the “Chairman Retainer”). In 2024, Dr. Xanthopoulos elected to receive the Chairman Retainer in the form of a stock option to purchase 46,512 ordinary shares of the Company vesting in full on the one-year anniversary of the applicable grant date, subject to Dr. Xanthopoulos’s continued service as a director.
Our Director Compensation Program further provides that any director who is representing, designated by, or affiliated with, an investor or a group of investors that owns beneficially 5% or more of outstanding ordinary shares of the Company shall not be eligible to receive any compensation in connection with his or her service on our Board. As a result, Dr. Chen and Mr. Huang were ineligible to receive any compensation in connection with their service on our Board for the fiscal year ended December 31, 2024.

Pursuant to our Director Compensation Program in effect for 2024, each non-employee director newly elected or appointed to the Board was entitled to receive an initial equity award as determined by the Board at the time of such initial election or appointment (each, an “Initial Option Award”).
Further, each eligible director who is serving on our Board as of the first trading day of March each calendar year beginning with calendar year 2024 is automatically granted on such date a stock option to purchase 26,450 ordinary shares of the Company (each, an “Annual Award”). Each Annual Award vests in full on the one-year anniversary of the applicable grant date, subject to the director’s continued service as a director.
Additionally, an eligible director who is serving as our Lead Independent Director as of the first trading day of March each calendar year is automatically granted on such date an additional stock option to purchase 7,090 ordinary shares of the Company (the “Lead Independent Director Award”). Each Lead Independent Director Award vests in full on the one-year anniversary of the applicable grant date, subject to the director’s continued service as a director.
The Chairman Retainer (if received in the form of a stock option to purchase ordinary shares of the Company), the Initial Option Awards, the Annual Awards and the Lead Independent Director Awards (together, the “Awards”) are granted under and are subject to the terms and provisions of the Equity Plan (as defined in the Director Compensation Program). In addition, each Award shall vest upon a Change in Control (as defined in the Equity Plan). The per share exercise price of each Award is equal to Fair Market Value (as defined in the Equity Plan) of an ordinary share on the date the Award is granted. The term of each Award is ten years from the date the Award is granted.
Risk Management Related to Compensation Policies and Practices
The Compensation Committee is responsible for the design and oversight of our compensation philosophy, policies, plans and practices, including ensuring that we appropriately align the interests of our executives and employees with our shareholders and that the elements of our compensation policies and practices do not encourage excessive risk-taking.
Clawback Policy
We have adopted a policy on the recovery of erroneously awarded incentive compensation that is compliant with the Nasdaq Listing Rules (our “Clawback Policy”). A copy of our Clawback Policy is filed with this Annual Report on Form 10-K as Exhibit 97 and is available on our website at www.connectbiopharm.com.
Equity Award Grant Practices
We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. The Compensation Committee has historically approved grants of annual equity awards in March of each year as part of our annual compensation cycle. The timing of any equity grants to newly-hired employees, including our executive officers, or in connection with promotions, or other non-routine grants is generally tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). Any such grants to executive officers are generally approved at meetings of the Committee or the Board, except under extraordinary circumstances.
The Board and the Compensation Committee do not time grants for the purpose of affecting the value of executive compensation and generally grant awards without regard to the share price or the timing of the release of material nonpublic information. For all stock option awards, the exercise price is no less than the closing price of our ADSs on the date of the grant.
The following table sets forth information for certain stock options granted to the Named Executive Officers during 2024. In the event an issuer grants stock options or option-like instruments within the period commencing four business days prior to and ending one business day following the filing by the Company of an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K containing material nonpublic information as required under Item 402(x) of Regulation S-K, Item 402(x) of Regulation S-K requires tabular disclosure of certain information related to such awards. As a foreign private issuer during 2024, the Company did not file an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or Current Reports on Form 8-K; however, the table below is being provided because the stock option grants made to Dr. Quart and Mr. Szekeres in connection with the commencement of their employment during 2024 were granted on the same day as the filing by the Company of a Form 6-K containing material nonpublic information, including the disclosure of their appointments:

Name	Grant Date	Number of Securities Underlying the Award	Grant Date Fair Value of the Award	Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of MNPI and the Trading Day Beginning Immediately Following the Disclosure of MNPI
Barry D. Quart, Pharm.D.	06/12/2024	2,658,734	$1.37	(5)%
David Szekeres	06/12/2024	1,772,489	$1.37	(5)%

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 21, 2025 (except as otherwise noted below) by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding ordinary shares; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all current directors and executive officers, as a group.
The table is based upon information supplied by our officers, directors, and principal stockholders, Schedules 13D and 13G filed with the SEC, and other sources believed to be reliable by us. Unless otherwise indicated, the address of each of the named individuals is c/o Connect Biopharma Holdings Limited, 3580 Carmel Mountain Road, Suite 200, San Diego, California 92130. The percentage of ownership is based on 55,349,208 ordinary shares issued and outstanding as of March 21, 2025. Beneficial ownership of shares is determined in accordance with Rule 13d-3 under the Exchange Act. Ordinary shares issuable upon conversion, exercise or vesting, as applicable, of outstanding options, as the case may be, within 60 days of March 21, 2025, are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage ownership of the person holding such options. Except as otherwise noted and subject to community property laws where applicable, to our knowledge, each person listed below has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name	Number of Shares Beneficially Owned**	Percent of Class
Greater than 5% Holders:
Entities affiliated with Panacea Opportunity Fund I, L.P. (1)	13,760,000	24.9%
Zheng Wei, Ph.D. (2)	6,683,690	11.9%
BioFortune, Inc. (3)	6,158,016	11.1%
Shanghai Minhui Enterprise Management Consulting Partnership (Limited Partnership) (4)	5,306,149	9.6%
Entities affiliated with Qiming Venture Partners (5)	4,840,898	8.7%
Advantech Capital II Connect Partnership L.P. (6)	4,762,185	8.6%
Entities affiliated with Lily Asia Ventures (“LAV”) (7)	3,336,907	6.0%

Named Executive Officers and Directors:
Barry D. Quart, Pharm.D. (8)	131,887	*
Kleanthis G. Xanthopoulos, Ph.D. (9)	252,388	*
Kan Chen, Ph.D. (10)	—	—
James Z. Huang (1)	13,760,000	24.9%
Jean Liu, J.D. (11)	102,988	*
Karen J. Wilson, CPA (12)	168,208	*
David Szekeres (13)	160,867	*
Lisa Peraza, CPA	—	—
Zheng Wei, Ph.D. (2)	6,683,690	11.9%
Wubin Pan, Ph.D. (3) (14)	6,982,267	12.4%
Steven Chan (15)	284,791	*
All current executive officers and directors as a group (16)	14,576,338	26.1%
*Indicates beneficial ownership of less than 1% of the total outstanding ordinary shares.
**Includes ordinary shares represented by ADSs.
(1) Panacea Venture Healthcare Fund II, L.P. stated that it holds 13,760,000 ordinary shares. James Huang is the sole owner of Panacea Innovation Limited, which is the sole owner of Panacea Venture Healthcare Fund II GP Company, Ltd., which is the general partner of Panacea Venture Healthcare Fund II, L.P. James Huang, a member of our Board, is the sole owner of Panacea Innovation Limited, which is the sole owner of Panacea Venture Healthcare Fund II GP Company, Ltd., which is the general partner of Panacea Venture Healthcare Fund II, L.P. As a result, each of James Huang, Panacea Innovation Limited and Panacea Venture Healthcare Fund II GP Company, Ltd. may be deemed to share beneficial ownership of the Ordinary Shares directly reported herein, but each disclaims such beneficial ownership. The registered address of the Panacea entities is c/o Maples Corporate Services Limited, Ugland House, Grand Cayman KY1-1104, Cayman Islands.
(2) As reported on a Schedule 13G/A filed February 13, 2024, Dr. Zheng holds 5,928,164 ordinary shares. In addition, as of March 21, 2025, Dr. Zheng beneficially owns 755,526 ordinary shares underlying options that are exercisable.
(3) As reported on a Schedule 13G/A filed February 13, 2024, BioFortune Inc., a company limited by shares organized under the laws of the British Virgin Islands, stated that it holds 6,158,016 ordinary shares. Dr. Wubin Pan, our former President and Chairman of the Board, is the sole shareholder of BioFortune Inc. and may be deemed to have voting and investment power over such shares. Dr. Pan disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The registered address of BioFortune Inc. is Coastal Building, Wickham’s Cay II, P. O. Box 2221, Road Town, Tortola, British Virgin Islands.
(4) As reported on a Schedule 13G filed on February 13, 2023, consists of 5,306,149 ordinary shares held by Shanghai Minhui Enterprise Management Consulting Partnership (Limited Partnership), a limited partnership formed under the laws of the PRC. Suzhou Xiangtang Venture Investment Limited, a limited liability company organized under the laws of the PRC and the ultimate shareholders of which are Mr. Gu Zhenqi and Mr. Gu Jianping, is the general partner of Shanghai Minhui Enterprise Management Consulting Partnership (Limited Partnership). The registered address of Shanghai Minhui Enterprise Management Consulting Partnership (Limited Partnership) is 1/F, Block 1, No. 251, Yao Hua Road, Pilot Free Trade Zone, Shanghai, PRC. The business address of Suzhou Xiangtang Venture Investment Limited, Mr. Gu Zhenqi and Mr. Gu Jianping is 9th Floor, Xiangtang Building, No. 168 East Shanghai Road, Taicang, Jiangsu Province, PRC.
(5) As reported on a Schedule 13G/A filed on February 14, 2023, represents (i) 96,285 ordinary shares held by Qiming Managing Directors Fund V, L.P., a Cayman Islands exempted limited partnership, (ii) 3,102,470 ordinary shares held by Qiming Venture Partners V, L.P., a Cayman Islands exempted limited partnership, (iii) 14,993 ordinary shares held by Qiming VII Strategic Investors Fund, L.P., a Cayman Islands exempted limited partnership, and (iv) 1,627,150 ordinary shares held by Qiming Venture Partners VII, L.P., a Cayman Islands exempted limited partnership. The general partner of Qiming Venture Partners V, L.P. is Qiming GP V, L.P., whose general partner is Qiming Corporate GP V, Ltd., a Cayman Islands exempted company. Qiming Corporate GP V, Ltd. is also the general partner of Qiming Managing Directors Fund V, L.P. The voting and investment power of the shares held by Qiming Managing Directors Fund V, L.P. and Qiming Venture Partners V, L.P. in our company is exercised by Qiming Corporate GP V, Ltd., which is beneficially owned by Messrs. Duane Kuang, Gary Rieschel, and Nisa Leung. The general partner of Qiming Venture Partners VII, L.P. and Qiming VII Strategic Investors Fund, L.P. is Qiming GP VII, LLC, a Cayman Islands limited liability company. The voting and investment power of the shares held by Qiming Venture Partners VII, L.P. and Qiming VII Strategic Investors Fund, L.P. in our company are exercised by Qiming GP VII, LLC, which is beneficially owned by Messrs. Duane Kuang, Gary Rieschel, and Nisa Leung. Messrs. Duane Kuang, Gary Rieschel, and Nisa Leung disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The registered address of the Qiming entities is M&C Corporate Services Limited, P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands.
(6) As reported on Schedule 13G filed on February 15, 2022, consists of 4,762,185 ordinary shares held by Advantech Capital II Connect Partnership L.P., a Cayman Islands exempted limited partnership, or Advantech. Advantech Capital II Investment Partners Limited, an exempted company incorporated under the laws of the Cayman Islands, is the general partner of Advantech and may be deemed to beneficially own specific shares held by Advantech. Advantech Capital II Investment Partners Limited is beneficially owned and controlled by Advantech Capital Partners II Limited, which in turn is ultimately controlled by Hebert Pang Kee Chan. Mr. Chan disclaims beneficial ownership of the shares held by Advantech, except to the extent of any pecuniary interest therein. The registered address of the Advantech entities is 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands.
(7) As reported consists of (i) 1,824,605 ordinary shares held by LAV Biosciences Fund V, L.P., (ii) 300,000 ordinary shares held by LAV Star Limited, (iii) 300,000 ordinary shares held by LAV Opportunities Limited, and (iv) 912,302 ordinary shares held by Orchids Limited. The address of the LAV entities is Lilly Asia Ventures Rom 606-7, St. George's Building, 2 Ice House Street, Central, Hong Kong.
(8) Represents ordinary shares held by Dr. Quart.
(9) Includes 80,000 ordinary shares and 172,388 ordinary shares underlying options held by Dr. Xanthopoulos that are exercisable within 60 days after March 21, 2025.
(10) Dr. Chen is a partner at Qiming Venture Partners. Dr. Chen does not share beneficial ownership of the Ordinary Shares owned by Qiming Venture Partners and its affiliates.
(11) Represents ordinary shares underlying options held by Ms. Liu that are exercisable within 60 days after March 21, 2025.
(12) Includes 10,000 ordinary shares and 158,208 ordinary shares underlying options held by Ms. Wilson that are exercisable within 60 days after March 21, 2025.
(13) Represents ordinary shares held by Mr. Szekeres.
(14) Includes 6,158,016 ordinary shares held by BioFortune Inc. (see note 3) and 39,382 ordinary shares held of record by Dr. Pan’s spouse. In addition, as of March 21, 2025, Dr. Pan beneficially owns 784,869 ordinary shares underlying options that are exercisable.
(15) Includes 10,000 ordinary shares and 274,791 ordinary shares underlying options held by Mr. Chan that are exercisable within 60 days after March 21, 2025.
(16) Includes 14,142,754 ordinary shares and 433,584 ordinary shares underlying options held by all current executive officers and directors that are exercisable within 60 days after March 21, 2025.

Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2024.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options ($)(1)	Number of Securities Remaining Available for Future Issuance Under Equity-Based Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
Stock option and award plans	9,832,019(2)	$3.45	4,374,174(3)
ESPP	—	$—	1,020,251(3)
Equity compensation plans not approved by security holders(4)	4,431,223	$1.77	68,777
	14,263,242	$2.93	5,463,202
(1) Represents the weighted-average exercise price of outstanding options.
(2) Includes 8,342,574 ordinary shares that were subject to outstanding option awards as of December 31, 2024 under the 2021 Plan and 1,489,445 ordinary shares that were subject to outstanding option awards as of December 31, 2024 under the 2019 Plan.
(3) These amounts do not include any additional shares that may become available for future issuance under the 2021 Plan pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years beginning 2025 and continuing through 2031 by the number of shares equal to the lesser of (i) 5% of the total outstanding ordinary shares as of the immediately preceding December 31, and (ii) such smaller number of shares as is determined by our Board. Additionally, this amount does not include any additional shares that may become available for future issuance under the Company’s ESPP pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years beginning 2025 and continuing through 2031 by the number of shares equal to the lesser of (i) 1% of the total outstanding ordinary shares as of the immediately preceding December 31, and (ii) such smaller number of shares as determined by the Board.
(4) Consists of the Inducement Plan. The terms of the Inducement Plan are substantially similar to the terms of the 2021 Plan with the exception that incentive stock options may not be issued under the Inducement Plan and awards under the Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The Inducement Plan was adopted by the Board without shareholder approval pursuant to Nasdaq listing rules. The Board initially reserved 4,500,000 ordinary shares for issuance pursuant to awards granted under the Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board or any subsidiary, or following a bona fide period of non-employment by the Company or a subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related Persons Transactions Policies and Procedures
Pursuant to our written Related Person Transaction Policy and the procedures set forth therein, our executive officers, directors, and principal shareholders, including their immediate family members and affiliates, are prohibited from entering into a related person transaction with us without the approval of our Audit Committee. Except for certain limited types of pre-approved transactions specifically enumerated in the Related Person Transaction Policy, any request for us to enter into a transaction with an executive officer, director, principal shareholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited to, the terms of the transaction and whether they are comparable to those that could be obtained in arm’s length dealings with an unrelated third party, whether the transaction arose in the ordinary course of business, the nature of the related party’s interest in the transaction, the conflicts of interest and corporate opportunity provisions of our organizational documents and our Code, the significance of the transaction to us and the related party, the nature of the related party’s relationship with us and whether the transaction would be likely to impair (or create an appearance of impairing) the judgement of a director or executive officer to act in our best interest. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion. No director may participate in the approval of a related person transaction for which he or she is a related person.
Since January 1, 2024, there have not been any, nor are there any currently proposed, transactions or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the last two completed fiscal years, and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements with our executive officers and non-employee directors described above in the sections titled “Executive Compensation” and “Director Compensation,” respectively.
Director Independence
Under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a domestic listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time. Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of their family members, and us, senior management and our independent registered public accounting firm, the Board has affirmatively determined that all our current directors are independent directors within the meaning of the applicable Nasdaq listing standards except for Dr. Quart. The Board has also affirmatively determined that all our current Board committee members are independent directors within the meaning of the applicable Nasdaq listing standards. In making these determinations, the Board found that none of these individuals had a material or other disqualifying relationship with us, except for Dr. Quart, who is not an independent director within the meaning of the applicable Nasdaq listing standards due to his role as an Executive Officer of the Company.
Corporate Governance Practices
As a Cayman Islands exempted company incorporated with limited liability, we are subject to various corporate governance requirements under Cayman Islands law. In addition, as a foreign private issuer listed on Nasdaq, we are subject to the Nasdaq corporate governance listing standards. However, Nasdaq’s listing standards provide that foreign private issuers are permitted to follow home country corporate governance practices in lieu of the Nasdaq rules, with some exceptions. Some corporate governance practices in Cayman Islands may differ significantly from corporate governance listing standards. Other than as set forth below, we currently intend to comply with the corporate governance listing standards of Nasdaq to the extent possible under Cayman Islands law. However, we may choose to change such practices to follow home country practice in the future.
In addition, Nasdaq rules require that a listed company specify that the quorum for any meeting of the holders of share capital be at least 33 1/3% of the outstanding shares of the company’s common voting stock. As provided under our post-listing amended and restated memorandum and articles of association, and as permitted by Cayman Islands law, a quorum required for and throughout a meeting of shareholders consists of one or more shareholders entitled to vote and present in person or by proxy or (in the case of a shareholder being a corporation) by its duly authorized representative holding shares which carry in aggregate not less than one-third of all votes attaching to all of our shares in issue and entitled to vote.
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Our independent registered public accounting firm is CBIZ. CBIZ served as our independent auditor for fiscal years 2024 and 2023, with respect to our financial statements prepared in accordance with U.S. GAAP. The following table presents fees for professional services rendered by CBIZ for fiscal years 2024 and 2023.

	December 31,
	2024	2023
Audit fees*	$451,500	$367,500
Total	$451,500	$367,500

*Represents fees for services rendered for the audit of our financial statements. CBIZ did not provide any audit-related or tax-related services in 2024 and 2023.
The Audit Committee reviews and pre-approves all audit and non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services, in accordance with the pre-approval policies and procedures that have been established by the Audit Committee. All fees incurred for services rendered by CBIZ were approved by the Audit Committee. In its review of non-audit service fees, the Audit Committee will consider, among other things, the possible impact of the performance of such services on the auditor’s independence.

PART IV
ITEM 15.       EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements.
The consolidated financial statements and supplementary data set forth in Part II of the Annual Report on Form 10-K are included herein.
2.Consolidated Financial Statement Schedules.
These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
3.Exhibits.
The exhibits listed in the accompanying Exhibit Index are incorporated by reference, filed, or furnished, as applicable, as part of this Annual Report on Form 10- K.

EXHIBIT INDEX

		Incorporation by Reference

Exhibit No.	Description	Form	File No.	Exhibit Reference	Filing Date	Filed or Furnished Herewith
3.1	Fifth Amended and Restated Memorandum of Association of Connect Biopharma Holdings Limited	20-F	001-40212	1.1	3/31/2022

4.1	Specimen Certificate for Ordinary Shares	F-1/A	333-253631	4.1	3/12/2021

4.2	Deposit Agreement, among Connect Biopharma Holdings Limited, the depositary, and the holders and beneficial owners of American Depositary Shares issued thereunder	S-8	333-254524	4.3	3/19/2021

4.3	Specimen American Depositary Receipt	S-8	333-254524	4.3, Exhibit A	3/19/2021

4.4	Second Amended and Restated Shareholders Agreement, dated as of December 1, 2020, between Connect Biopharma Holdings Limited, its subsidiaries and certain of its shareholders	F-1	333-253631	4.4	2/26/2021

4.5	Description of Securities	20-F	001-40212	2.5	3/31/2022

10.1†	Form of Indemnification Agreement	F-1/A	333-253631	10.2	3/17/2021

10.2†	2019 Stock Incentive Plan	F-1	333-253631	10.1	2/26/2021

10.3†	2021 Stock Incentive Plan and form of share option grant notice and share option agreement thereunder	F-1/A	333-253631	10.3	3/12/2021

10.4†	2021 Employee Share Purchase Plan	F-1/A	333-253631	10.4	3/12/2021

10.5†	Non-Employee Director Compensation Program	20-F	001-40212	4.5	4/16/2024

10.6†	Employment Agreement, effective as of January 1, 2021, between Connect Biopharm LLC and Zheng Wei, Ph.D.	F-1	333-253631	10.11	2/26/2021

10.7†	Executive Employment Agreement, effective as of January 1, 2021, between Connect Biopharma HongKong Limited and Wubin Pan, Ph.D.	F-1	333-253631	10.12	2/26/2021

10.8†	Employment Offer Letter, dated October 13, 2021, between Connect Biopharm LLC and Steven Chan	20-F	001-40212	4.10	3/31/2022

10.9	House Lease Contract, effective as of May 1, 2023 between Suzhou Connect Biopharma Co., Ltd. and Taicang Science and Technology Venture Park Co., Ltd. (English Translation)	6-K	001-40212	99.1	6/23/2023

10.10	Lease, effective as of December 22, 2021, by and between Connect Biopharm LLC and Paseo Del Mar LLC	20-F	001-40212	4.13	3/31/2022

10.11*	Exclusive License and Collaboration Agreement, dated November 21, 2023, by and among Connect Biopharma HongKong Limited, Suzhou Connect Biopharma Co., Ltd. and Simcere Pharmaceutical Co., Ltd. (English Translation)	6-K	001-40212	99.1	11/21/2023

10.12†	2024 Employment Inducement Incentive Award Plan and form of share option grant notice and share option agreement thereunder	6-K	001-40212	10.1	6/12/2024

10.13†	Employment Agreement, effective as of June 12, 2024, between Connect Biopharm LLC and its affiliates and Barry Quart	6-K	001-40212	10.2	6/12/2024

10.14†	Employment Agreement, effective as of June 12, 2024, between Connect Biopharm LLC and its affiliates and David Szekeres	6-K	001-40212	10.3	6/12/2024

10.15†	Employment Offer Letter, dated August 7, 2024, between Connect Biopharm LLC and Lisa Peraza					Filed

10.16†	Addendum to Employment Offer Letter for Severance Benefits, dated August 7, 2024, between Connect Biopharm LLC and Lisa Peraza					Filed

10.17	First Amendment to Lease, effective as of October 25, 2024, by and between Connect Biopharm LLC and Paseo Del Mar LLC					Filed

10.18	Lease, effective as of October 25, 2024, by and between Connect Biopharm LLC and Gateway Torrey Hills LLC					Filed

16.1	Letter of PwC China	6-K	001-40212	16.1	12/23/2024

19.1	Insider Trading Compliance Policy					Filed

21.1	Subsidiaries of the Registrant					Filed

23.1	Consent of Independent Registered Public Accounting Firm					Filed

24.1	Power of Attorney (included on the signature page of this report)					Filed

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Furnished

97†	Policy for Recovery of Erroneously Awarded Compensation	20-F	001-40212	97	4/16/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					Filed

101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					Filed

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					Filed
†Management contract or compensatory plan, contract or arrangement.
*Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16.       FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECT BIOPHARMA HOLDINGS LIMITED

DATE: March 31, 2025	BY:	/s/ BARRY D. QUART
Barry D. Quart, Pharm.D. Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Barry D. Quart as his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, with respect to this annual report and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY D. QUART	Chief Executive Officer and Director	March 31, 2025
Barry D. Quart, Pharm.D.	(Principal Executive Officer)

/s/ LISA PERAZA	Vice President, Finance	March 31, 2025
Lisa Peraza, CPA	(Principal Financial and Accounting Officer)

/s/ KLEANTHIS G. XANTHOPOULOS	Chairman of the Board of Directors	March 31, 2025
Kleanthis G. Xanthopoulos, Ph.D.

/s/ KAN CHEN	Director	March 31, 2025
Kan Chen, Ph.D.

/s/ JAMES Z. HUANG	Director	March 31, 2025
James Z. Huang, MBA

/s/ JEAN LIU	Director	March 31, 2025
Jean Liu, J.D.

/s/ KAREN J. WILSON	Director	March 31, 2025
Karen J. Wilson, CPA