Form 10-Q
period 2025-03-31
Connect Biopharma Holdings Ltd
filed 2025-05-15
CIK 1835268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission File Number: 001-40212
_______________________
Connect Biopharma Holdings Limited
(Exact name of registrant as specified in its charter)
_______________________

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3580 Carmel Mountain Road, Suite 200
San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)
(Registrant’s Telephone Number, Including Area Code): (858) 727-1040
_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
American Depositary Shares, each representing one Ordinary Share, par value $0.000174 per Share	CNTB	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐     No ☒
As of April 30, 2025, there were 55,561,056 ordinary shares of the Company ($0.000174 par value) outstanding.

CONNECT BIOPHARMA HOLDINGS LIMITED
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2025

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
Although the Company has voluntarily elected to file annual, periodic and current reports on U.S. domestic issuer forms, the Company intends to maintain its status as a foreign private issuer. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, Regulation FD, and its officers, directors, and principal shareholders are not subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$47,709	$78,232
Short-term investments	36,286	15,476
Accounts receivable, net	8	789
Prepaid expenses and other current assets	3,752	2,464
Total current assets	87,755	96,961
Property and equipment, net	3,907	4,048
Right-of-use lease assets, net	928	189
Intangible assets, net	50	53
Other assets	45	33
Total assets	$92,685	$101,284

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$817	$342
Accrued liabilities	7,238	7,802
Contract liabilities	164	164
Current lease liabilities	346	154
Total current liabilities	8,565	8,462
Non-current lease liabilities	594	24
Other non-current liabilities	627	632
Total liabilities	9,786	9,118
Shareholders' equity:
Ordinary shares, $0.000174 par value; 400,000 shares authorized; 55,352 shares issued and outstanding at March 31, 2025 and 55,349 shares issued and outstanding at December 31, 2024	10	10
Additional paid-in capital	440,301	439,357
Accumulated other comprehensive loss	(1,605)	(1,666)
Treasury shares	(180)	(180)
Accumulated deficit	(355,627)	(345,355)
Total shareholders' equity	82,899	92,166
Total liabilities and shareholders' equity	$92,685	$101,284
See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development expense	$6,633	$8,663
General and administrative expense	4,814	3,970
Total operating expenses	11,447	12,633

Loss from operations	(11,447)	(12,633)
Other income, net:
Interest income	720	1,247
Other income, net	509	2,723
Total other income, net	1,229	3,970

Net loss before income tax	(10,218)	(8,663)
Income tax expense	54	30
Net loss	$(10,272)	$(8,693)
Other comprehensive loss:
Foreign currency translation adjustments	62	(234)
Unrealized (losses) gains on available-for-sale investments	(1)	9
Comprehensive loss	$(10,211)	$(8,918)

Basic and diluted net loss per ordinary share	$(0.19)	$(0.16)

Weighted-average ordinary shares outstanding, basic and diluted	55,352	55,103

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount			Shares
Balance, December 31, 2024	55,349	$10	$439,357	$(1,666)	$(180)	$(345,355)	$92,166
Issuance of ordinary shares upon exercise of stock options	3	—	2	—	—	—	2
Share-based compensation expense	—	—	942	—	—	—	942
Net loss	—	—	—	—	—	(10,272)	(10,272)
Net unrealized losses on available-for-sale investments	—	—	—	(1)	—	—	(1)
Foreign currency translation adjustments	—	—	—	62	—	—	62
Balance, March 31, 2025	55,352	$10	$440,301	$(1,605)	$(180)	$(355,627)	$82,899

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount			Shares
Balance, December 31, 2023	55,013	$10	$432,402	$(1,008)	$(180)	$(329,727)	$101,497
Share-based compensation expense	—	—	1,316	—	—	—	1,316
Net loss	—	—	—	—	—	(8,693)	(8,693)
Net unrealized gains on available-for-sale investments	—	—	—	9	—	—	9
Foreign currency translation adjustments	—	—	—	(234)	—	—	(234)
Balance, March 31, 2024	55,013	$10	$433,718	$(1,233)	$(180)	$(338,420)	$93,895

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(10,272)	$(8,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	942	1,316
Depreciation and amortization	173	164
Accretion of discounts on available-for-sale investments	(249)	(89)
Loss on disposal of property and equipment	34	—
Change in operating assets and liabilities:
Accounts receivable, net	781	—
Prepaid expenses and other assets	(1,288)	1,209
Other non-current assets	(9)	(1)
Accounts payable	475	(1,840)
Accrued liabilities	(564)	725
Contract liabilities	—	6,625
Operating lease liabilities	23	(2)
Other non-current liabilities	(5)	(5)
Net cash used in operating activities	(9,959)	(591)
Investing activities:
Purchases of short-term investments	(22,562)	—
Proceeds from maturities and sales of short-term investments	2,000	9,250
Purchases of property and equipment	(81)	—
Proceeds from sale of property and equipment	2	—
Net cash (used in) provided by investing activities	(20,641)	9,250
Financing activities:
Proceeds from exercise of stock options	2	—
Net cash provided by financing activities	2	—

Effect of exchange rate changes on cash and cash equivalents	75	(221)
Net (decrease) increase in cash and cash equivalents	(30,523)	8,438
Cash and cash equivalents at beginning of year	78,232	105,663
Cash and cash equivalents at end of year	$47,709	$114,101

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Connect Biopharma Holdings Limited (“Connect,” “Connect Biopharma,” the “Company,” “we,” “us,” “our” and similar terms refer to Connect Biopharma Holdings Limited, together with its subsidiaries) was incorporated in November 2015 in the Cayman Islands as an exempted company with limited liability. The Company completed its Initial Public Offering (“IPO”) in March 2021 and its American Depositary Shares (“ADSs”) have been listed on the Nasdaq Global Market since then. Each ADS represents one ordinary share, par value U.S. Dollar (“USD”) $0.000174 per share.
Connect Biopharma, headquartered in San Diego, California, is a clinical-stage biopharmaceutical company focused on advancing rademikibart, a potentially best-in-class next generation anti-interleukin-4-receptor alpha (“IL-4Rα”) antibody, to transform care in asthma and chronic obstructive pulmonary disease (“COPD”).
As of March 31, 2025, we had cash, cash equivalents, and short-term investments of $84.0 million. Based on our current operating plan and projections, management believes that the Company’s cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Company continues to qualify as a Foreign Private Issuer under SEC rules; however, the Company has voluntarily elected to become a domestic filer, beginning with its Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025 (the “2024 Annual Report”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our 2024 Annual Report.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The following are the Company’s subsidiaries:
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

As of March 31, 2025 and December 31, 2024, we determined that an allowance for credit losses was not required. For the three months ended March 31, 2025 and 2024, we did not have any material write-offs of accounts receivable balances.
Share-Based Compensation Expense
On January 1, 2025, we began using the Black-Scholes option pricing model to estimate the fair value of each option grant on the grant date, in order to better align with our peers. Prior to 2025, we estimated the fair value of each option grant on the grant date using the Binomial option pricing model. This fair value is then amortized using the straight-line single-option method of attributing the value of share-based compensation to expense over the requisite service periods of the awards. Forfeitures are accounted for, as incurred, as a reversal of share-based compensation expense related to awards that will not vest. The fair value of each employee share purchase right is estimated on the grant date using the Black-Scholes option pricing model. The estimated fair value of each purchase right is then expensed on a straight-line basis over the requisite service period, which is generally the purchase period. The Black-Scholes option pricing model requires inputs of subjective assumptions, including each option’s expected life and price volatility of the underlying shares.
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
Because we have incurred a net loss for both periods presented in the condensed consolidated statements of operations and comprehensive loss, the following ordinary share equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	March 31,
	2025	2024
Stock options outstanding	13,319	7,854
Employee stock purchase rights	486	20
	13,805	7,874
Significant Accounting Policies
A complete description of Connect’s significant accounting policies are disclosed in its 2024 Annual Report.
Recent Accounting Pronouncements
Adopted
In December 2023, FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. On January 1, 2025, we adopted the provisions of ASU 2023-09 on a prospective basis and the required disclosures will be included in our Annual Report on Form 10-K for the year ending December 31, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its annual disclosures. ASU 2023-09 did not have an impact on our disclosures included in this Quarterly Report on Form 10-Q.
Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. ASU 2024-03 may be applied either prospectively or retrospectively and is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact on our disclosures.

3. Fair Value Measurements
We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,958	$11,958	$—	$—
U.S. treasury bills	10,864	10,864	—	—
U.S. government agency obligations	12,337	—	12,337	—
U.S. corporate debt securities	3,380	—	3,380	—
U.S. commercial paper	7,730	—	7,730	—
Foreign commercial paper	1,975	—	1,975	—
Total	$48,244	$22,822	$25,422	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$43,090	$43,090	$—	$—
U.S. treasury bills	5,936	5,936	—	—
U.S. government agency obligations	8,325	—	8,325	—
U.S. corporate debt securities	1,387	—	1,387	—
U.S. commercial paper	1,831	—	1,831	—
Foreign commercial paper	980	—	980	—
Total	$61,549	$49,026	$12,523	$—
We have not transferred any investment securities between the three levels of the fair value hierarchy.
As of March 31, 2025, short-term investments included $36.3 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2024, cash equivalents included $3.0 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $15.5 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of March 31, 2025 and December 31, 2024 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
The Company’s cash equivalents and short-term investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2025 or December 31, 2024. The Company does not have any investments classified as Level 3.

4. Balance Sheet Details
Available-for-Sale Investments
The following is a summary of our available-for-sale investments (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$10,862	$2	$—	$10,864
U.S. government agency obligations	12,339	—	(2)	12,337
U.S. corporate debt securities	3,379	1	—	3,380
U.S. commercial paper	7,731	—	(1)	7,730
Foreign commercial paper	1,975	—	—	1,975
Total	$36,286	$3	$(3)	$36,286

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$5,934	$2	$—	$5,936
U.S. government agency obligations	8,326	—	(1)	8,325
U.S. corporate debt securities	1,387	—	—	1,387
U.S. commercial paper	1,831	—	—	1,831
Foreign commercial paper	980	—	—	980
Total	$18,458	$2	$(1)	$18,459
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
The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its credit losses related to its available-for-sale securities were immaterial at March 31, 2025 or December 31, 2024.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. We regularly monitor and evaluate the realizable value of our available-for-sale investment securities. We did not recognize any impairment losses for the three months ended March 31, 2025 or 2024.
Unrealized gains and losses associated with our investments are reported in accumulated other comprehensive loss. For the three months ended March 31, 2025, we recorded $1,000 in net unrealized losses associated with our available-for-sale investments. For the three months ended March 31, 2024, we recorded $9,000 in net unrealized gains associated with our available-for-sale investments.
Realized gains and losses associated with our investments, if any, are reported in the statements of operations and comprehensive loss. We did not recognize any realized gains or losses during the three months ended March 31, 2025 or 2024.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$3,520	$2,149
Interest receivables	167	262
Other assets	65	53
Total prepaid expenses and other current assets	$3,752	$2,464
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued clinical, manufacturing and professional expense	$5,988	$4,211
Accrued compensation and benefits	1,050	3,342
Other accrued expenses	200	249
Total accrued liabilities	$7,238	$7,802
5. License and Collaboration Agreement
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
When an intellectual property license is determined to be a predominant promise in the arrangement, sales-based milestone payments and royalties are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. For cost reimbursements related to the supply of material for clinical development, the Company recognizes revenue when Simcere obtains control of the goods. For the three months ended March 31, 2025 and 2024, there was no revenue recognized under the License Agreement.
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
The Company expects to recognize the transaction price, at a point in time or over the expected performance period of each respective performance obligation. The Company began recognizing revenue from the License Agreement once the Company had substantially completed the transfer of the intellectual property and know-how to Simcere. The revenue associated with the transfer of the intellectual property and know-how and transfer of the current manufacturing process were recognized at a point in time upon successful completion of each obligation during the second quarter of 2024. The Company will recognize the revenue associated with the transfer of a new manufacturing process at a point in time upon successful completion of the obligation. For the performance obligation to complete certain development services, the Company recognized the transaction price over the expected performance period using an input method. To measure the progress of this obligation, the Company used the cost-to-cost basis approach to estimate the percentage of completion as this method provides the most faithful depiction of the Company’s performance in transferring control of the services promised to Simcere and represents the Company’s best estimate of the period of the obligation. The performance obligation related to certain rademikibart development services was completed in third quarter of 2024.
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
Contract Assets and Liabilities
As of March 31, 2025 and December 31, 2024, the Company had no contract assets related to the License Agreement. As of March 31, 2025 and December 31, 2024, the Company had contract liabilities related to the upfront fee received under the License Agreement of $0.2 million for both periods.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any material litigation and did not have contingency reserves established for any liabilities as of March 31, 2025 or December 31, 2024.
7. Leases
In February 2025, we relocated our corporate headquarters to a new location in San Diego, California. This operating lease for the new corporate headquarters is for 6,942 square feet of office space which expires on January 31, 2028. In the first quarter of 2025, we recognized an initial ROU lease asset of $0.9 million and a lease liability of $0.9 million related to this space in San Diego, California.

As of March 31, 2025, we also had an operating lease for 3,628 square feet of office space in San Diego, California, with a lease term that expired on April 30, 2025. In addition, we have an operating lease for 25,476 square feet of laboratory and office space in Taicang, China, with a lease term that expires on April 30, 2026.
As of March 31, 2025 and December 31, 2024, the weighted average remaining lease term was 2.6 years and 1.0 year, respectively, and the weighted average discount rate used to determine the operating lease liability was 7.9% and 4.8%, respectively.
Annual future minimum lease payments as of March 31, 2025 are as follows (in thousands):

2025 (remainder of year)	$307
2026	371
2027	354
2028	30
Thereafter	—
Total future minimum lease payments	1,062
Less: amount representing interest	(122)
Total lease liabilities	$940
Rent expense under all operating leases totaled $0.1 million for both the three months ended March 31, 2025 and 2024. During both the three months ended March 31, 2025 and 2024, we paid $0.1 million for our operating leases.
8. Reorganization
Executive Officer Departures
During the second and third quarters of 2024, we implemented changes to our executive leadership structure. In connection with these changes, we provided three executive officers with one-time severance payments upon termination, continued benefits for a specified period of time, and certain stock option modifications. The total expense for these activities was $3.2 million, $2.0 million of which was primarily for cash severance and $1.2 million of which was for non-cash, share-based compensation expense. During the year ended December 31, 2024, we recognized $3.2 million of the total expense, $1.8 million of which was included in general and administrative expense, and $1.4 million of which was included in research and development expense. As of March 31, 2025, we have paid the $2.0 million of cash severance charges. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligation.
9. Shareholders’ Equity
Statutory Reserves
In accordance with the People’s Republic of China (“PRC”) regulations and the articles of association of the companies registered in the PRC, companies are required to set aside 10% of their net profit for the year, offsetting any prior year losses, to the statutory surplus reserve fund as determined under the relevant PRC accounting standards. When the balance of such reserve reaches 50% of the entity’s registered capital, any further appropriation is optional. As of March 31, 2025, we have not made any profit appropriations to the reserve fund, as all of our subsidiaries in the PRC were in an accumulated loss position.
Under PRC laws and regulations, there are restrictions on the Company’s PRC subsidiaries with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. As of March 31, 2025 and December 31, 2024, restricted net assets including paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries was $29.2 million and $29.6 million, respectively.
10. Equity Incentive Plans
Option Plan Activity
The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	14,263,242	$2.93
Granted	252,000	$0.96
Exercised	(3,000)	$0.75
Cancelled	(1,193,348)	$8.98
Outstanding at March 31, 2025	13,318,894	$2.35
Share-based Compensation
The following table summarizes share-based compensation expense related to share-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$331	$607
General and administrative	611	709
Total share-based compensation expense	$942	$1,316
As of March 31, 2025, there was $9.4 million of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of our equity compensation plans. Total unrecognized compensation cost will be adjusted for forfeitures. We expect to recognize this compensation cost over a weighted-average period of 3.2 years.
On January 1, 2025, we began using the Black-Scholes option pricing model to estimate the fair value of each option grant on the grant date, in order to better align with our peers. Prior to 2025, we estimated the fair value of each option grant on the grant date using the Binomial option pricing model. In connection with our change in method of estimating the fair value per share, we also began estimating the expected term of each option grant based on the simplified method described in SEC Staff Accounting Bulletin No. 107, Share-Based Payment. We believe the simplified method is appropriate, as all of our stock option grants would be considered “plain-vanilla” and we have a limited history of option exercise activity.

The following are the weighted-average assumptions for stock options:

	For the Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.4%	4.2%
Dividend yield	0.0%	0.0%
Volatility	109.6%	101.9%
Expected life (years)	6.1	10
Early exercise multiple (years)	—	2.2 - 2.8
The weighted-average fair value of options granted was $0.81 and $0.90 for the three months ended March 31, 2025 and 2024, respectively.
We estimate the fair value of each purchase right granted under our Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model. There were no new offering periods during the three months ended March 31, 2025 or 2024.
11. Income Taxes
For the three months ended March 31, 2025 and 2024, we recorded income tax expense of $54,000 and $30,000, respectively. Our effective tax rate for the three months ended March 31, 2025 and 2024 was (0.5)% and (0.3)%, respectively. The effective tax rate in both periods was primarily driven by the full valuation allowance maintained against the Company’s deferred tax assets.
For the three months ended March 31, 2025, the Company’s provision for income taxes was based on its worldwide estimated annualized effective tax rate, except for (1) jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, (2) jurisdictions for which forecasted pre-tax income or loss cannot be estimated, and (3) the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a forecast cannot be estimated is based on actual taxes and tax reserves for the quarter.
Under the provisions of ASC 740, Income Taxes, the determination of the Company’s ability to recognize its deferred tax assets requires an assessment of both negative and positive evidence. The Company determined that it was not more likely than not that the Company could recognize its deferred tax assets. The evidence evaluated by the Company included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results sufficiently improve to support realization of deferred tax assets.
As of March 31, 2025, unrecognized tax benefits were $1.3 million, of which none would affect the effective tax rate, if recognized. It is the Company’s policy to classify accrued interest and penalties to unrecognized tax benefits in the provision for income taxes. There were no accrued interest or penalties as of March 31, 2025 or December 31, 2024. The disclosures regarding uncertain tax positions included in our 2024 Annual Report continue to be accurate for the three months ended March 31, 2025.
12. Segment Reporting
The Company operates in one operating segment: treatment of respiratory diseases. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision-Maker (the “CODM”), our Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM utilizes the Company’s consolidated financial forecast, which includes product development roadmaps, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using our operating expenses, cash burn and cash runway.

The following table provides significant segment expenses, other segment items, reported segment net loss and a reconciliation of segment net loss to the Company’s total consolidated net loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Research and development expense	$(6,633)	$(8,663)
General and administrative expense	(4,814)	(3,970)
Other income, net	1,229	3,970
Income tax expense	(54)	(30)
Segment net loss	(10,272)	(8,693)
Reconciliation of loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$(10,272)	$(8,693)
The Company’s long-lived tangible assets, as well as the Company’s ROU lease assets recognized on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 were located as follows: $0.9 million and $0.1 million, respectively, in the U.S. and $3.9 million and $4.1 million, respectively, in the PRC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes included in our 2024 Annual Report.
Forward-Looking Statements
The following discussion and other parts of this quarterly report contain forward-looking statements within the meaning of Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our strategy, future financial condition, future operations, research and development, potential of, and expectations for, our pipeline and technology platforms, the timing, potential of and expectations for planned clinical trials and preclinical studies, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, objectives of management, expected market size and growth for our potential products, the timing of availability of clinical data, program updates and data disclosures, and our plans for rademikibart, are forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “might”, “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A under the heading “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Overview
Connect Biopharma, headquartered in San Diego, California, is a clinical-stage biopharmaceutical company focused on advancing rademikibart, a potentially best-in-class next generation IL-4Rα antibody, to transform acute and chronic care in asthma and COPD.
Significant Developments
The following is a summary of significant developments affecting our business that occurred since the filing of our 2024 Annual Report. For additional information or for a more comprehensive discussion of our product candidate, rademikibart, see our 2024 Annual Report.
In March 2025, we announced the publication of positive data from our global Phase 2 trial of rademikibart in patients with moderate-to-severe uncontrolled asthma in the American Journal of Respiratory and Critical Care Medicine. These data highlight rademikibart’s potential as a novel biologic treatment option for patients with asthma and Type 2 inflammation, demonstrating rapid onset of action, sustained improvement in forced expiratory volume in one second and clinically important reductions in annual exacerbation rates.
In April 2025, we announced positive feedback from our Type C meeting with the U.S. Food and Drug Administration (the “FDA”), Division of Pulmonology, Allergy, and Critical Care, in the Office of Immunology and Inflammation. We obtained the FDA’s alignment on the design of our two parallel Phase 2 trials evaluating rademikibart in patients experiencing an acute exacerbation of asthma or COPD. This treatment setting is of particular interest because available Standard of Care (“SoC”) therapy in the acute setting shows insufficient long-term treatment effect on symptoms and lung function, with frequent exacerbations leading to re-visits by patients to the acute care setting for respiratory critical care treatment. Preventing and delaying recurrent exacerbations in the first 28 days following an exacerbation is a significant unmet medical need and a crucial therapeutic goal in asthma and COPD. Despite current guideline recommendations, treatment with systemic corticosteroids and antibiotics is not wholly adequate.
In May 2025, we announced enrollment of the first patient in our rademikibart Phase 2 clinical trial in patients experiencing an acute exacerbation of asthma or COPD. The Phase 2 acute asthma trial, Seabreeze STAT ASTHMA, and the acute COPD trial, Seabreeze STAT COPD, will evaluate rademikibart plus SoC compared to SoC plus placebo in patients with asthma or COPD and Type 2 inflammation who are having an acute exacerbation. The primary endpoint of these two trials is treatment failure over 28 days after randomization. Treatment failure includes: death (any cause), (re)admission to the hospital, an urgent visit to an outpatient or emergency department provider for symptoms that are worsening, or the necessity to intensify pharmacologic treatment. Key secondary efficacy endpoints of these trials include the rate of new exacerbations, time to first new exacerbation, change in symptoms, and change in lung function in the 28 days after randomization. Exploratory endpoints include time-to-discharge in hospitalized patients and disease-specific patient-reported outcomes.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, investments, accrued research and development expenses, income taxes and share-based compensation. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Our critical accounting estimates and judgments are described within Item 7 of our 2024 Annual Report.
Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Research and Development Expense
Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Rademikibart-related costs	$3,656	$5,684
Other development related costs	73	263
Personnel costs and other expenses	2,573	2,109
Share-based compensation expense	331	607
Total research and development expense	$6,633	$8,663
For the three months ended March 31, 2025, research and development expense was $6.6 million, compared to $8.7 million for the same period in 2024. The decrease in research and development expense was primarily due to a decrease in costs related to the development of rademikibart.
General and Administrative Expense
For the three months ended March 31, 2025, general and administrative expense was $4.8 million, compared to $4.0 million for the same period in 2024. The increase in general and administrative expense was primarily due to an increase in professional fees to support our efforts to become more U.S.-centric, as well as an increase in personnel and related costs.
Other Income, Net
For the three months ended March 31, 2025, other income, net was $1.2 million, compared to $4.0 million for the same period in 2024. The decrease in other income, net was primarily due to a decrease in government subsidies and interest income earned on our invested cash balances.

Reorganization
See Note 8 to the Condensed Consolidated Financial Statements included in Item I of this Quarterly Report on Form 10-Q for discussion of the Company’s executive officer reorganization plan.
Liquidity and Capital Resources
As of March 31, 2025, we had cash, cash equivalents and short-term investments of $84.0 million. Based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our net loss for the three months ended March 31, 2025 was $10.3 million, or $0.19 per share, compared to a net loss of $8.7 million, or $0.16 per share, for the same period in 2024.
Our net cash used in operating activities for the three months ended March 31, 2025 was $10.0 million, compared to $0.6 million for the same period in 2024. The increase in net cash used in operating activities was primarily due to net changes in our operating assets and liabilities of $7.3 million and an increase in net loss of $1.6 million.
Our net cash used in investing activities for the three months ended March 31, 2025 was $20.6 million, compared to net cash provided by investing activities of $9.3 million for the same period in 2024. The decrease in cash provided by investing activities was primarily due to net purchases of short-term investments of $20.6 million for the three months ended March 31, 2025, compared to net maturities of $9.3 million for the three months ended March 31, 2024.
Our net cash provided by financing activities for the three months ended March 31, 2025 was $2,000, which consisted of proceeds from stock option exercises. There was no comparable activity during the three months ended March 31, 2024.
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
In addition, as of March 31, 2025, we had a lease for 3,628 square feet of office space in San Diego, California, with a lease term that expired on April 30, 2025. We also have a lease for 25,476 square feet of laboratory and office space in Taicang, China, with a lease term that expires on April 30, 2026. As of March 31, 2025, we had total operating lease obligations of $1.1 million, with $0.3 million due during the remainder of fiscal year 2025 and $0.8 million due within the following two to three years.
At March 31, 2025, our short-term purchase obligations mainly consisted of non-cancellable commitments under agreements with third-party manufacturers in the ordinary course of business. We plan to fund these commitments with our current financial resources.
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
•our ability to raise capital in light of the impacts of the current unfavorable global economic and political conditions;
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
There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. High interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical conflicts such as the ongoing wars involving Ukraine and Israel, the impact of tariffs imposed by or on the U.S. or other matters impacting global trade, shifting priorities and policies within the U.S. federal government, worsening global macroeconomic conditions, and employee availability and wage increases, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
Item 4. Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report. Other than the risk factor set forth below, we are not aware of any material changes to the risk factors described in our 2024 Annual Report.
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
In the U.S., the Health Information Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, or collectively HIPAA, imposes, among other things, specific standards relating to the privacy, security, transmission and breach reporting of protected health information. Most healthcare providers, including research institutions from which we obtain patient’s protected health information, are subject to privacy and security regulations promulgated under HIPAA. While we do not believe that we are currently acting as a “covered entity” or “business associate” under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive protected health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
Numerous states have also adopted data privacy and security laws and regulations, which govern the privacy, processing and protection of consumer health-related information and other personal information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 went into effect on January 1, 2020 and was amended by the California Privacy Rights Act on January 1, 2023 (as amended, the “CPRA”). The CPRA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling specific personal information. It also provides a private right of action for data breaches which has increased the likelihood of, and risks associated with, data breach litigation and creates a statutory damages framework. In addition, the CPRA created a new state agency to oversee implementation and enforcement efforts. Additional compliance investment and potential business process changes may be required as the CPRA evolves and is enforced. Similar laws have passed in several other states, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. If we are subject to or affected by HIPAA, the CPRA, or other U.S. domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Our operations in the European Union, or the EU, and the United Kingdom, or the UK, may also be subject to increased scrutiny or attention from data protection authorities. For example, the EU General Data Protection Regulation (“EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018, (together, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”), impose comprehensive data privacy compliance requirements in relation to the processing of personal information of individuals. The GDPR increases our obligations with respect to clinical trials conducted in the EU and the UK by, for example, expanding the definition of personal information to include coded or pseudonymized data and imposing specific requirements regarding informed consent practices and the provision of detailed notices for clinical trial subjects and investigators. In addition, some of the personal information we process in respect of clinical trial participants is special category or sensitive personal information under the GDPR and subject to additional compliance obligations and local law derogations. We may be subject to diverging requirements under EU member state laws and UK law, such as whether consent can be used as a legal basis for processing and the roles, responsibilities and liabilities between the different parties involved in clinical trials. As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business. More generally, the GDPR imposes additional obligations on controllers, including, among other things, requirements around accountability and transparency, the obligation to consider data protection when any new products or services are developed, the obligation to comply with individuals’ data protection rights, and the obligation to report personal information breaches.
Since we are under the supervision of the relevant data protection authorities in both the European Economic Area and the UK, we may be fined under both the EU GDPR and the UK GDPR for the same breach. Failure to comply with the requirements of the GDPR may result in fines of up to €20,000,000 / £17,500,000 or up to 4% of the noncompliant company’s total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. In addition, the GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

In relation to cross-border transfers, case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In relation to data transfers to the US, the EU-US Data Privacy Framework (“DPF”) was approved by the European Commission in July 2023 as an effective EU GDPR data transfer mechanism to U.S. entities self-certified under the DPF. The UK Extension to the DPF followed in October 2023, as an effective UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.
We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue under the UK GDPR and EU GDPR. In particular, we expect the DPF to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. Further, the U.S. Department of Justice recently issued a final rule that went into effect in April 2025, known as the “Data Security Program” (the “DSP Rule”), which regulates data transactions that could grant access to certain volumes of specified types of U.S. sensitive personal data to certain foreign actors with connections to “countries of concern,” such as China, which the DSP Rule refers to as “covered persons.” We do not believe that we are currently engaged in covered data transactions that implicate the DSP Rule, but we may engage in such transactions in the future, in which case any such transactions could be restricted and subject to certain compliance obligations under the DSP Rule, including with respect to cybersecurity, recordkeeping, reporting and auditing. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative transfer mechanisms and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.
On January 31, 2022, the Clinical Trial Regulations entered into application. This regulation imposes obligations on the use of data generated from clinical trials and enables the EU patients to have the opportunity to access information about clinical trials.
As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
Regulatory authorities in the PRC have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the PRC’s Cyber Security Law, which became effective in June 2017, created the PRC’s first national-level data protection for “network operators,” which may include all organizations in the PRC that provide services over the internet or another information network. In addition, some industry-specific laws and regulations affect the collection and transfer of personal information in the PRC. For example, on May 28, 2019, the PRC State Council promulgated the Regulation on the Administration of Human Genetic Resources which became effective on July 1, 2019. Under the Regulation, international collaborative projects involving human genetic resources or HGR are subject to approval by the Ministry of Science and Technology (“MOST”) except for international collaborations on clinical trials intended to support marketing approval of drugs and devices in the PRC that do not transfer HGR Materials abroad. The PRC has established a record-filing procedure for such exceptions. This HGR regulatory regime is further confirmed by the Biosecurity Law of the PRC published by the Standing Committee of the National People’s Congress, or NPC, of the PRC in October 2020 and came into effect in April 2021. To comply with such record-filing procedure, the parties must submit information as to the types, quantities and purposes of the HGR used prior to the commencement of the trials. As for cross-border transfer of the HGR samples or associated data, they are subject to different forms of review and pre-approval, respectively. Any export or cross-border transfer of the HGR samples shall be subject to the approval of the MOST, and an export certificate shall be obtained. The provision of HGR associated data to non-PRC parties or permitting uses of HGR associated data by non-PRC parties requires a record filing with MOST and submission of that corresponding information’s copy. If such provision or permitting uses could impact the public health, national security or public interest of the PRC, an additional security review will be conducted. In May 2023, the MOST published the Implementing Rules for the Regulations of the PRC on the Administration of Human Genetic Resources, which offered certain clarification on the definition of non-PRC parties, the scope of international collaboration, HGR Information and HGR Materials, as well as criteria for security review. In March 2023, the 14th NPC announced a restructuring of the State Council, under which the HGR approval authorities were transferred from MOST to the National Health Commission (the “NHC”). This move was in alignment with the amended Regulation on the Administration of Human Genetic Resources, which was amended in March 2024 and took effect in May 2024. Under these amendments, the NHC has assumed the responsibility of conducting the review and approval processes for HGR. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices, potentially resulting in disgorgement of illegal gains, confiscation of HGR samples and associated data, administrative fines, temporary (1-5 years) or permanent disbarment of companies and responsible persons from further HGR projects, or even criminal liability. Further, the parties of an international collaboration are required to jointly own patents arising from the international cooperation, which may adversely affect our ability to exclusively own patents arising from such collaborations as related to our products.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

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
# The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connect Biopharma Holdings Limited

Date: May 15, 2025	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(Registrant’s Principal Executive Officer)

/s/ Lisa Peraza
Lisa Peraza
Vice President of Finance
(Registrant’s Principal Financial and Accounting Officer)