Form 10-Q
period 2025-06-30
Connect Biopharma Holdings Ltd
filed 2025-08-13
CIK 1835268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
(Registrant’s Telephone Number, Including Area Code): (877) 245-2787
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐     No ☒
As of July 31, 2025, there were 55,721,657 ordinary shares of the Company ($0.000174 par value) outstanding.

CONNECT BIOPHARMA HOLDINGS LIMITED
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

EXPLANATORY NOTE
Connect Biopharma Holdings Limited (the “Company”), an exempted company incorporated under the laws of the Cayman Islands, qualifies as a “foreign private issuer,” as defined in Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in the United States (the “U.S.”). The Company has voluntarily elected to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the U.S. Securities and Exchange Commission instead of filing on the reporting forms available to foreign private issuers.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$40,632	$78,232
Short-term investments	31,136	15,476
Accounts receivable, net	—	789
Prepaid expenses and other current assets	5,988	2,464
Total current assets	77,756	96,961
Property and equipment, net	4,051	4,048
Right-of-use lease assets, net	825	189
Intangible assets, net	48	53
Other assets	45	33
Total assets	$82,725	$101,284

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,294	$342
Accrued liabilities	7,933	7,802
Contract liabilities	164	164
Current lease liabilities	350	154
Total current liabilities	10,741	8,462
Non-current lease liabilities	520	24
Other non-current liabilities	122	632
Total liabilities	11,383	9,118
Commitments and contingencies (see Note 6)
Shareholders' equity:
Ordinary shares, $0.000174 par value; 400,000 shares authorized; 55,580 shares issued and outstanding at June 30, 2025 and 55,349 shares issued and outstanding at December 31, 2024	10	10
Additional paid-in capital	441,413	439,357
Accumulated other comprehensive loss	(1,375)	(1,666)
Treasury shares	(180)	(180)
Accumulated deficit	(368,526)	(345,355)
Total shareholders' equity	71,342	92,166
Total liabilities and shareholders' equity	$82,725	$101,284
See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License and collaboration revenue	$48	$24,116	$48	$24,116

Operating expenses:
Research and development expense	8,773	5,348	15,406	14,011
General and administrative expense	4,699	5,122	9,513	9,092
Total operating expenses	13,472	10,470	24,919	23,103

(Loss) income from operations	(13,424)	13,646	(24,871)	1,013
Other income, net:
Interest income	619	1,222	1,339	2,469
Other income (expense)	(39)	9	470	2,732
Total other income, net	580	1,231	1,809	5,201

Net (loss) income before income tax	(12,844)	14,877	(23,062)	6,214
Income tax expense	55	30	109	60
Net (loss) income	$(12,899)	$14,847	$(23,171)	$6,154
Other comprehensive (loss) income:
Foreign currency translation adjustments	236	79	298	(155)
Unrealized (losses) gains on available-for-sale investments	(6)	2	(7)	11
Comprehensive (loss) income	$(12,669)	$14,928	$(22,880)	$6,010

Net (loss) income per ordinary share:
Basic	$(0.23)	$0.27	$(0.42)	$0.11
Diluted	$(0.23)	$0.27	$(0.42)	$0.11

Weighted-average ordinary shares outstanding:
Basic	55,498	55,186	55,426	55,145
Diluted	55,498	55,710	55,426	55,549

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount			Shares
Balance, December 31, 2024	55,349	$10	$439,357	$(1,666)	$(180)	$(345,355)	$92,166
Issuance of ordinary shares upon exercise of stock options	3	—	2	—	—	—	2
Share-based compensation expense	—	—	942	—	—	—	942
Net loss	—	—	—	—	—	(10,272)	(10,272)
Net unrealized losses on available-for-sale investments	—	—	—	(1)	—	—	(1)
Foreign currency translation adjustments	—	—	—	62	—	—	62
Balance, March 31, 2025	55,352	10	440,301	(1,605)	(180)	(355,627)	82,899
Issuance of ordinary shares under ESPP	204	—	143	—	—	—	143
Issuance of ordinary shares upon exercise of stock options	24	—	18	—	—	—	18
Share-based compensation expense	—	—	951	—	—	—	951
Net loss	—	—	—	—	—	(12,899)	(12,899)
Net unrealized losses on available-for-sale investments	—	—	—	(6)	—	—	(6)
Foreign currency translation adjustments	—	—	—	236	—	—	236
Balance, June 30, 2025	55,580	$10	$441,413	$(1,375)	$(180)	$(368,526)	$71,342

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount			Shares
Balance, December 31, 2023	55,103	$10	$432,402	$(1,008)	$(180)	$(329,727)	$101,497
Share-based compensation expense	—	—	1,316	—	—	—	1,316
Net loss	—	—	—	—	—	(8,693)	(8,693)
Net unrealized gains on available-for-sale investments	—	—	—	9	—	—	9
Foreign currency translation adjustments	—	—	—	(234)	—	—	(234)
Balance, March 31, 2024	55,103	10	433,718	(1,233)	(180)	(338,420)	93,895
Issuance of ordinary shares under ESPP	27	—	20	—	—	—	20
Issuance of ordinary shares upon exercise of stock options	124	—	101	—	—	—	101
Share-based compensation expense	—	—	1,989	—	—	—	1,989
Net income	—	—	—	—	—	14,847	14,847
Net unrealized gains on available-for-sale investments	—	—	—	2	—	—	2
Foreign currency translation adjustments	—	—	—	79	—	—	79
Balance, June 30, 2024	55,254	$10	$435,828	$(1,152)	$(180)	$(323,573)	$110,933

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net (loss) income	$(23,171)	$6,154
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation expense	1,893	3,305
Depreciation and amortization	344	326
Accretion of discounts on available-for-sale investments	(537)	(99)
Loss on disposal of property and equipment	34	—
Change in operating assets and liabilities:
Accounts receivable, net	789	—
Prepaid expenses and other assets	(3,524)	1,251
Contract assets	—	(3,930)
Other non-current assets	(7)	(67)
Accounts payable	1,952	(1,679)
Accrued liabilities	131	(579)
Contract liabilities	—	(12,951)
Operating lease liabilities	56	(6)
Other non-current liabilities	(510)	(11)
Net cash used in operating activities	(22,550)	(8,286)
Investing activities:
Purchases of short-term investments	(30,470)	—
Proceeds from maturities and sales of short-term investments	15,340	12,750
Purchases of property and equipment	(384)	(290)
Proceeds from sale of property and equipment	2	—
Net cash (used in) provided by investing activities	(15,512)	12,460
Financing activities:
Proceeds from purchases under the ESPP	143	20
Proceeds from exercise of stock options	20	101
Net cash provided by financing activities	163	121

Effect of exchange rate changes on cash and cash equivalents	299	(119)
Net (decrease) increase in cash and cash equivalents	(37,600)	4,176
Cash and cash equivalents at beginning of year	78,232	105,663
Cash and cash equivalents at end of year	$40,632	$109,839

Supplemental disclosure of cash flow information:
Income taxes paid	$124	$—

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Connect Biopharma Holdings Limited (“Connect,” “Connect Biopharma,” the “Company,” “we,” “us,” “our” and similar terms refer to Connect Biopharma Holdings Limited, together with its subsidiaries), headquartered in San Diego, California, is a clinical-stage biopharmaceutical company dedicated to transforming care for asthma and chronic obstructive pulmonary disease (“COPD”). The Company is advancing rademikibart, a next-generation, potentially best-in-class antibody designed to target anti-interleukin-4-receptor alpha (“IL-4Rα”).
Connect Biopharma was incorporated in November 2015 in the Cayman Islands as an exempted company with limited liability. The Company completed its Initial Public Offering (“IPO”) in March 2021 and its American Depositary Shares (“ADSs”) have been listed on the Nasdaq Global Market (“Nasdaq”) since then. Each ADS represents one ordinary share, par value U.S. Dollar $0.000174 per share (“Ordinary Shares”), and which are evidenced by American Depositary Receipts (the “ADRs”). On July 21, 2025, the Company issued a press release announcing its plans to terminate its ADR program, which is expected to occur on or about September 2, 2025. At such time, the Company’s ADRs will be mandatorily cancelled and exchanged for Ordinary Shares at a one-for-one ratio. Concurrently, the Company plans to list its Ordinary Shares directly on Nasdaq in substitution for its ADSs (the “Substitution Listing”). Upon the effectiveness of the Substitution Listing, the Company’s ADSs will cease to be listed on Nasdaq and the Ordinary Shares represented by the ADRs will commence trading on Nasdaq under the Company’s existing symbol “CNTB”.

As of June 30, 2025, we had cash, cash equivalents, and short-term investments of $71.8 million. Based on our current operating plan and projections, management believes that the Company’s cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Company continues to qualify as a Foreign Private Issuer under SEC rules; however, the Company has voluntarily elected to become a domestic filer, beginning with its Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025 (the “2024 Annual Report”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our 2024 Annual Report.
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

As of June 30, 2025 and December 31, 2024, we determined that an allowance for credit losses was not required. For the three and six months ended June 30, 2025 and 2024, we did not have any material write-offs of accounts receivable balances.
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
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of ordinary shares and ordinary share equivalents outstanding for the period determined using the treasury share method. For purposes of this calculation, stock options and employee share purchase rights are considered to be ordinary share equivalents and are included in the calculation of diluted net income (loss) per share only when their effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average ordinary shares outstanding:
Basic	55,498	55,186	55,426	55,145
Effect of potentially dilutive ordinary shares from:
Stock options	—	507	—	387
Employee stock plan purchase rights	—	17	—	17
Diluted	55,498	55,710	55,426	55,549
Because we incurred a net loss for the three and six months ended June 30, 2025, the following ordinary share equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

June 30, 2025
Stock options outstanding	13,898
Employee stock purchase plan rights	745
14,643
Significant Accounting Policies
A complete description of our significant accounting policies are disclosed in the 2024 Annual Report.
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
3. Fair Value Measurements
The Company measures cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9,564	$9,564	$—	$—
U.S. treasury bills	9,928	9,928	—	—
U.S. government agency obligations	8,917	—	8,917	—
U.S. corporate debt securities	3,382	—	3,382	—
U.S. commercial paper	6,930	—	6,930	—
Foreign commercial paper	1,979	—	1,979	—
Total	$40,700	$19,492	$21,208	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$43,090	$43,090	$—	$—
U.S. treasury bills	5,936	5,936	—	—
U.S. government agency obligations	8,325	—	8,325	—
U.S. corporate debt securities	1,387	—	1,387	—
U.S. commercial paper	1,831	—	1,831	—
Foreign commercial paper	980	—	980	—
Total	$61,549	$49,026	$12,523	$—
We have not transferred any investment securities between the three levels of the fair value hierarchy.
As of June 30, 2025, short-term investments included $31.1 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2024, cash equivalents included $3.0 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $15.5 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of June 30, 2025 and December 31, 2024 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.

The Company’s cash equivalents and short-term investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2025 or December 31, 2024. The Company does not have any investments classified as Level 3.
4. Balance Sheet Details
Available-for-Sale Investments
The following is a summary of our available-for-sale investments (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$9,930	$—	$(2)	$9,928
U.S. government agency obligations	8,918	—	(1)	8,917
U.S. corporate debt securities	3,382	—	—	3,382
U.S. commercial paper	6,932	—	(2)	6,930
Foreign commercial paper	1,980	—	(1)	1,979
Total	$31,142	$—	$(6)	$31,136

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$5,934	$2	$—	$5,936
U.S. government agency obligations	8,326	—	(1)	8,325
U.S. corporate debt securities	1,387	—	—	1,387
U.S. commercial paper	1,831	—	—	1,831
Foreign commercial paper	980	—	—	980
Total	$18,458	$2	$(1)	$18,459
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
The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its credit losses related to its available-for-sale securities were immaterial at June 30, 2025 or December 31, 2024.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The Company regularly monitors and evaluates the realizable value of its available-for-sale investment securities. The Company did not recognize any impairment losses for the three and six months ended June 30, 2025 or 2024.

Unrealized gains and losses associated with the Company’s investments are reported in accumulated other comprehensive loss. For the three and six months ended June 30, 2025, the Company recorded $6,000 and $7,000, respectively, in net unrealized losses associated with its available-for-sale investments. For the three and six months ended June 30, 2024, the Company recorded $2,000 and $11,000, respectively, in net unrealized gains associated with its available-for-sale investments.
Realized gains and losses associated with its investments, if any, are reported in the statements of operations and comprehensive loss. The Company did not recognize any realized gains or losses during the three and six months ended June 30, 2025 or 2024.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$5,567	$2,149
Interest receivables	193	262
Other assets	228	53
Total prepaid expenses and other current assets	$5,988	$2,464
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued clinical, manufacturing and professional expense	$5,574	$4,211
Accrued compensation and benefits	1,656	3,342
Other accrued expenses	703	249
Total accrued liabilities	$7,933	$7,802
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
As consideration for the rights granted to Simcere under the License Agreement, Simcere paid the Licensor a non-refundable, non-creditable up-front fee of approximately $21 million. Simcere is also required to make milestone payments to the Licensor upon the achievement of certain development, regulatory and commercial milestones (“Milestones”), initially totaling up to $123 million. In 2024, we received approximately $5 million in Milestone payments from Simcere for the achievement of certain development Milestones. In 2025, one time-based Milestone in the amount of approximately $8 million lapsed because it was not achieved by the deadline set forth in the License Agreement. Accordingly, as of June 30, 2025, we are eligible to receive remaining Milestone payments up to an aggregate amount of approximately $110 million. The achievement of these Milestones is dependent upon the timing and success of future development, regulatory and commercial activities to be completed by Simcere. Simcere is also required to make payments for cost reimbursements related to certain development activities, including supply of material for clinical development. The License Agreement additionally provides that Simcere is obligated to pay Licensor royalties at tiered percentage rates up to low double-digit percentages on net sales of the licensed product in the Territory.

The term of the License Agreement is coterminous with the period up to which sales-based royalty payments shall be made, which is approximately 12 years after commercialization of the licensed compound. After this period, the license is considered fully paid and Simcere can continue to exploit the rights in the license in the Territory.
Revenue Recognition
The Company evaluated the License Agreement which provides Simcere with the right to use the Company’s intellectual property in the Territory. The Company concluded that the License Agreement was subject to Topic 606 because the Company viewed the License Agreement as a contract with a customer as the activities were central to its business operations. As such, the Company assessed the terms of the License Agreement and identified four performance obligations for the license to research, develop, manufacture and commercialize rademikibart in the Territory. The four performance obligations identified include: (i) transfer of the intellectual property and know-how; (ii) transfer of the current manufacturing process; (iii) development and transfer of a new manufacturing process; and (iv) completion of certain rademikibart development services.
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
When an intellectual property license is determined to be a predominant promise in the arrangement, sales-based milestone payments and royalties are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. For cost reimbursements related to the supply of material for clinical development, the Company recognizes revenue when Simcere obtains control of the goods. For the three and six months ended June 30, 2025, the Company recognized $48,000 in revenue under the License Agreement related to cost reimbursements for clinical materials. For the three and six months ended June 30, 2024, the Company recognized $24.1 million in revenue under the License Agreement, which related to the upfront license fee and achievement of certain development milestones.
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
Contract Assets and Liabilities
As of June 30, 2025 and December 31, 2024, the Company had no contract assets related to the License Agreement. As of June 30, 2025 and December 31, 2024, the Company had contract liabilities related to the upfront fee received under the License Agreement of $0.2 million.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any material litigation and did not have contingency reserves established for any liabilities as of June 30, 2025 or December 31, 2024.
7. Leases
In February 2025, we relocated our corporate headquarters to a new location in San Diego, California. This operating lease for the new corporate headquarters is for 6,942 square feet of office space which expires on January 31, 2028. In the first quarter of 2025, we recognized an initial right-of-use (“ROU”) lease asset of $0.9 million and a lease liability of $0.9 million related to this space in San Diego, California.

As of June 30, 2025, we have an operating lease for 25,476 square feet of laboratory and office space in Taicang, China, with a lease term that expires on April 30, 2026. We also had an operating lease for 3,628 square feet of office space in San Diego, California, with a lease term that expired on April 30, 2025.
As of June 30, 2025 and December 31, 2024, the weighted average remaining lease term was 2.4 years and 1.0 year, respectively, and the weighted average discount rate used to determine the operating lease liability was 8.0% and 4.8%, respectively.
During the three and six months ended June 30, 2025, we recognized $121,000 and $246,000, respectively, of operating lease expense and we paid $88,000 and $163,000, respectively, for our operating leases.
During the three and six months ended June 30, 2024, we recognized $72,000 and $144,000, respectively, of operating lease expense and we paid $75,000 and $149,000, respectively, for our operating leases.

Annual future minimum lease payments as of June 30, 2025 are as follows (in thousands):

2025 (remainder of year)	$211
2026	371
2027	354
2028	30
Thereafter	—
Total future minimum lease payments	966
Less: amount representing interest	(96)
Total lease liabilities	$870
8. Reorganization
Executive Officer Departures
During the second and third quarters of 2024, we implemented changes to our executive leadership structure. In connection with these changes, we provided three executive officers with one-time severance payments upon termination, continued benefits for a specified period of time, and certain stock option modifications. The total expense for these activities was $3.2 million, $2.0 million of which was primarily for cash severance and $1.2 million of which was for non-cash, share-based compensation expense. During the three and six months ended June 30, 2024, we recognized $1.4 million of the total expense, $0.7 million of which was included in general and administrative expense, and $0.7 million of which was included in research and development expense. The remaining expense of $1.8 million was recognized during the third quarter of 2024. As of June 30, 2025, we have paid the $2.0 million of cash severance charges. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligation.
9. Shareholders’ Equity
Statutory Reserves
In accordance with the People’s Republic of China (“PRC”) regulations and the articles of association of the companies registered in the PRC, companies are required to set aside 10% of their net profit for the year, offsetting any prior year losses, to the statutory surplus reserve fund as determined under the relevant PRC accounting standards. When the balance of such reserve reaches 50% of the entity’s registered capital, any further appropriation is optional. As of June 30, 2025, we have not made any profit appropriations to the reserve fund, as all of our subsidiaries in the PRC were in an accumulated loss position.
Under PRC laws and regulations, there are restrictions on the Company’s PRC subsidiaries with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. As of June 30, 2025 and December 31, 2024, restricted net assets including paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries was $28.1 million and $29.6 million, respectively.
10. Equity Incentive Plans
Option Plan Activity
The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	14,263,242	$2.93
Granted	1,104,000	$0.78
Exercised	(26,500)	$0.76
Cancelled	(1,442,640)	$8.05
Outstanding at June 30, 2025	13,898,102	$2.23

Share-based Compensation
The following table summarizes share-based compensation expense related to share-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$253	$954	$584	$1,561
General and administrative	698	1,035	1,309	1,744
Total share-based compensation expense	$951	$1,989	$1,893	$3,305
As of June 30, 2025, there was $9.0 million of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of our equity compensation plans. Total unrecognized compensation cost will be adjusted for forfeitures. We expect to recognize this compensation cost over a weighted-average period of 3.0 years.
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

The following are the weighted-average assumptions for stock options:

	For the Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.1%	4.4%
Dividend yield	0.0%	0.0%
Volatility	105.7%	103.7%
Expected life (years)	6	10
Early exercise multiple (years)	—	2.2 - 2.8
The weighted-average fair value of options granted was $0.64 and $1.26 for the six months ended June 30, 2025 and 2024, respectively.
We estimate the fair value of each purchase right granted under our Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model. The following are the weighted-average assumptions for purchase rights under our ESPP. There was no new offering period during the six months ended June 30, 2024.

For the Six Months Ended June 30, 2025
Risk-free interest rate	4.1%
Dividend yield	0.0%
Volatility	109.0%
Expected life (months)	6 - 24
11. Income Taxes
For the three and six months ended June 30, 2025, we recorded income tax expense of $55,000 and $109,000, respectively, compared to $30,000 and $60,000, respectively, for the same periods in 2024. Our effective tax rate for the three and six months ended June 30, 2025 was (0.4)% and (0.5)%, respectively, compared to 0.2% and 1.0%, respectively, for the same periods in 2024. The effective tax rate in both periods was primarily driven by the full valuation allowance maintained against the Company’s deferred tax assets.

For the three and six months ended June 30, 2025, the Company’s provision for income taxes was based on its worldwide estimated annualized effective tax rate, except for (1) jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, (2) jurisdictions for which forecasted pre-tax income or loss cannot be estimated, and (3) the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a forecast cannot be estimated is based on actual taxes and tax reserves for the quarter.
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
As of June 30, 2025, unrecognized tax benefits were $1.4 million, of which none would affect the effective tax rate, if recognized. It is the Company’s policy to classify accrued interest and penalties to unrecognized tax benefits in the provision for income taxes. There were no accrued interest or penalties as of June 30, 2025 or December 31, 2024. The disclosures regarding uncertain tax positions included in our 2024 Annual Report continue to be accurate for the three and six months ended June 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, introducing significant U.S. tax changes. Key provisions of the OBBBA include changes to bonus depreciation, capitalized research and development expenditures and interest deductibility. The Company does not expect the OBBBA to have a material impact on its effective tax rate or consolidated financial statements.
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
The following table provides significant segment expenses, other segment items, reported segment net loss and a reconciliation of segment net loss to the Company’s total consolidated net loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License and collaboration revenue	$48	$24,116	$48	$24,116
Research and development expense	(8,773)	(5,348)	(15,406)	(14,011)
General and administrative expense	(4,699)	(5,122)	(9,513)	(9,092)
Other income, net	580	1,231	1,809	5,201
Income tax expense	(55)	(30)	(109)	(60)
Segment net loss (income)	(12,899)	14,847	(23,171)	6,154
Reconciliation of loss (income):
Adjustments and reconciling items	—	—	—	—
Consolidated net (loss) income	$(12,899)	$14,847	$(23,171)	$6,154
The Company’s long-lived tangible assets, as well as the Company’s ROU lease assets recognized on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 were located as follows: $0.9 million and $0.1 million, respectively, in the U.S. and $3.9 million and $4.1 million, respectively, in the PRC.

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
Overview
Connect Biopharma, headquartered in San Diego, California, is a clinical-stage biopharmaceutical company dedicated to transforming care for asthma and COPD. The Company is advancing rademikibart, a next-generation, potentially best-in-class antibody designed to target IL-4Rα.
Significant Developments
The following is a summary of significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, filed with the SEC on May 15, 2025 (“Q1 2025 Form 10-Q”). For additional information or for a more comprehensive discussion of our product candidate, rademikibart, see our 2024 Annual Report and Q1 2025 Form 10-Q.
During the second quarter of 2025, we presented clinical and preclinical data supporting the development of rademikibart at the American Thoracic Society 2025 International Conference and the European Academy of Allergy and Clinical Immunology 2025 Annual Congress. In this data, rademikibart was observed to significantly improve airway function, as measured by forced expiratory volume in one second, within a day and significantly reduce acute exacerbations in patients with inflammation-mediated chronic asthma, which we believe strongly supports ongoing Phase 2 acute exacerbation studies in asthma and COPD. We expect to report topline data for our ongoing Phase 2 acute exacerbation studies in the first half of 2026. In addition, we believe that the preclinical data presented demonstrates rademikibart’s differentiated structural and molecular dynamics, including potentially enhanced IL-4Rα inhibition compared to dupilumab. These findings provide a molecular basis for the distinct efficacy and safety data observed with rademikibart.
In July 2025, we announced that the Company’s collaborator and exclusive licensee in China, Simcere, had submitted its New Drug Application for rademikibart to the National Medical Products Administration of China for the treatment of AD in adults and adolescents. As part of our License Agreement, Connect is eligible to receive remaining milestone payments up to an aggregate amount of approximately $110 million upon the achievement of certain development, regulatory and commercial milestones. We are also eligible to receive royalties at tiered percentage rates up to low double-digit percentages on net sales in Greater China. The AD market in China represents considerable opportunity, with an estimated 70 million patients with AD.

In July 2025, we announced our plans to terminate the Deposit Agreement dated March 18, 2021, as amended, among the Company, Deutsche Bank Trust Company Americas (the “Depositary”), and the holders and beneficial owners of ADSs evidenced by ADRs issued thereunder (the “Deposit Agreement”). The ADR program and the Deposit Agreement are expected to terminate on or about September 2, 2025. At such time, the Company’s ADRs will be mandatorily cancelled and exchanged for ordinary shares at a one-for-one ratio. Immediately following the termination of the ADR program, we plan to list our ordinary shares on Nasdaq in substitution for our ADSs. Upon the effectiveness of the Substitution Listing, our ADSs will cease to be listed on Nasdaq and the ordinary shares represented by the ADRs will commence trading on Nasdaq under the Company’s existing symbol “CNTB”.
In July 2025, we announced the expansion of the size of our Board of Directors from six to seven directors and the appointment of James A. Schoeneck as a director. Mr. Schoeneck is an accomplished biotech leader with more than 40 years of experience developing and commercializing breakthrough medicines and guiding companies through significant transformation, including both organic and inorganic growth. He currently serves as Chairman of the Board of Directors of each of FibroGen, Inc. and Calidi Biotherapeutics, Inc. Mr. Schoeneck previously served as Chief Executive Officer and a member of the Board of Directors of each of Depomed, Inc., BrainCells Inc., ActivX Biosciences, Inc. and Prometheus Laboratories Inc., and Chairman of the National Board of Directors of the Asthma and Allergy Foundation of America. Mr. Schoeneck began his career at Rhone-Poulenc Rorer Inc. He holds a B.S. from Jacksonville State University.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
License and Collaboration Revenues
License and collaboration revenues relate to the Simcere License Agreement under which Simcere has been granted exclusive rights to develop, manufacture, and commercialize rademikibart for all indications in Greater China, including mainland China, Hong Kong, Macau, and Taiwan.
License and collaboration revenues for both the three and six months ended June 30, 2025 were $48,000 for cost reimbursements for clinical materials. License and collaboration revenues for both the three and six months ended June 30, 2024 were $24.1 million for the upfront license fee, achievement of certain development milestones and cost reimbursements.

Research and Development Expense
Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rademikibart-related costs	$5,753	$1,412	$9,409	$7,096
Other development related costs	8	181	81	444
Personnel costs and other expenses	2,759	2,801	5,332	4,910
Share-based compensation expense	253	954	584	1,561
Total research and development expense	$8,773	$5,348	$15,406	$14,011
For the three and six months ended June 30, 2025, research and development expense was $8.8 million and $15.4 million, respectively, compared to $5.3 million and $14.0 million, respectively, for the same periods in 2024. The increase in research and development expense was primarily due to an increase in costs related to the development of rademikibart. During the second quarter of 2025, we initiated two rademikibart Phase 2 clinical trials in patients experiencing an acute exacerbation of asthma or COPD.
General and Administrative Expense
For the three months ended June 30, 2025, general and administrative expense was $4.7 million, compared to $5.1 million for the same period in 2024. The decrease in general and administrative expense was primarily due to a decrease in non-cash, share-based compensation expense.
For the six months ended June 30, 2025, general and administrative expense was $9.5 million, compared to $9.1 million for the same period in 2024. The increase in general and administrative expense was primarily due to an increase in professional fees to support our efforts to become more U.S.-centric, as well as an increase in personnel and related costs. These increases were partially offset by a decrease in non-cash, share-based compensation expense.
Other Income, Net
For the three and six months ended June 30, 2025, other income, net was $0.6 million and $1.8 million, respectively, compared to $1.2 million and $5.2 million, respectively, for the same periods in 2024. The decrease in other income, net was primarily due to a decrease in government subsidies and interest income earned on our invested cash balances.
Reorganization
See Note 8 to the Condensed Consolidated Financial Statements included in Item I of this Quarterly Report on Form 10-Q for discussion of the Company’s executive officer reorganization plan.
Liquidity and Capital Resources
As of June 30, 2025, we had cash, cash equivalents and short-term investments of $71.8 million. Based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our net loss for the three and six months ended June 30, 2025 was $12.9 million, or $0.23 per share, and $23.2 million, or $0.42 per share, respectively, compared to net income of $14.8 million, or $0.27 per share, and $6.2 million, or $0.11 per share, respectively, for the same periods in 2024.
Our net cash used in operating activities for the six months ended June 30, 2025 was $22.6 million, compared to $8.3 million for the same period in 2024. The increase in net cash used in operating activities was primarily due to an increase in net loss of $29.3 million, partially offset by net changes in our operating assets and liabilities of $16.9 million.
Our net cash used in investing activities for the six months ended June 30, 2025 was $15.5 million, compared to net cash provided by investing activities of $12.5 million for the same period in 2024. The decrease in cash provided by investing activities was primarily due to net purchases of short-term investments of $15.1 million for the six months ended June 30, 2025, compared to net maturities of $12.8 million for the six months ended June 30, 2024.

Our net cash provided by financing activities for the six months ended June 30, 2025 was $0.2 million, compared to $0.1 million for the same period in 2024. The increase in net cash provided by financing activities was mainly due to an increase in net proceeds from purchases under the ESPP.
Historically, we have financed our operations, including technology and product research and development, primarily through sales of our ordinary shares and ADSs, including our IPO that we completed in March 2021 for total cash consideration of $219.9 million before underwriting discounts and commissions, and, through up-front payments, research funding and milestone payments under collaborative arrangements.
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
In addition, as of June 30, 2025, we had a lease for 25,476 square feet of laboratory and office space in Taicang, China, with a lease term that expires on April 30, 2026. As of June 30, 2025, we had total operating lease obligations of $1.0 million, with $0.2 million due during the remainder of fiscal year 2025 and $0.8 million due within the following two to three years.
At June 30, 2025, our short-term purchase obligations mainly consisted of non-cancellable commitments under agreements with third-party manufacturers in the ordinary course of business. We plan to fund these commitments with our current financial resources.
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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
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
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report and Part II, “Item 1A. Risk Factors” in our Q1 2025 Form 10-Q. We are not aware of any material changes to the risk factors described in our 2024 Annual Report and Q1 2025 Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Incorporation by Reference

Exhibit No.	Description	Form	File No.	Exhibit Reference	Filing Date	Filed or Furnished Herewith

10.1†	Non-Employee Director Compensation Program					Filed

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

32.1#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Furnished

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					Filed

101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					Filed

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					Filed
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

Connect Biopharma Holdings Limited

Date: August 13, 2025	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(Registrant’s Principal Executive Officer)

/s/ Lisa Peraza
Lisa Peraza
Senior Vice President of Finance
(Registrant’s Principal Financial and Accounting Officer)