Form 10-Q
period 2025-09-30
Connect Biopharma Holdings Ltd
filed 2025-11-12
CIK 1835268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission File Number: 001-40212
_______________________
Connect Biopharma Holdings Limited
(Exact name of registrant as specified in its charter)
_______________________

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3580 Carmel Mountain Road, Suite 200
San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)
(Registrant’s Telephone Number, Including Area Code): (877) 245-2787
_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.000174 per Share	CNTB	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐     No ☒
As of October 31, 2025, there were 55,903,513 ordinary shares of the Company ($0.000174 par value) outstanding.

CONNECT BIOPHARMA HOLDINGS LIMITED
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$37,845	$78,232
Short-term investments	16,936	15,476
Accounts receivable, net	17	789
Prepaid expenses and other current assets	7,799	2,464
Total current assets	62,597	96,961
Property and equipment, net	3,935	4,048
Right-of-use lease assets, net	737	189
Intangible assets, net	47	53
Other assets	45	33
Total assets	$67,361	$101,284

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,994	$342
Accrued liabilities	8,932	7,802
Contract liabilities	165	164
Current lease liabilities	336	154
Total current liabilities	11,427	8,462
Non-current lease liabilities	445	24
Other non-current liabilities	118	632
Total liabilities	11,990	9,118
Commitments and contingencies (see Note 6)
Shareholders' equity:
Ordinary shares, $0.000174 par value; 400,000 shares authorized; 55,786 shares issued and outstanding at September 30, 2025 and 55,349 shares issued and outstanding at December 31, 2024	10	10
Additional paid-in capital	442,544	439,357
Accumulated other comprehensive loss	(1,277)	(1,666)
Treasury shares	(180)	(180)
Accumulated deficit	(385,726)	(345,355)
Total shareholders' equity	55,371	92,166
Total liabilities and shareholders' equity	$67,361	$101,284
See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License and collaboration revenue	$16	$1,219	$64	$25,335
Operating expenses:
Research and development expense	11,110	9,009	26,516	23,020
General and administrative expense	6,583	6,056	16,096	15,148
Total operating expenses	17,693	15,065	42,612	38,168
Loss from operations	(17,677)	(13,846)	(42,548)	(12,833)
Other income, net:
Interest income	545	1,135	1,884	3,604
Other income (expense)	(7)	(108)	463	2,624
Total other income, net	538	1,027	2,347	6,228
Net loss before income tax	(17,139)	(12,819)	(40,201)	(6,605)
Income tax expense	61	57	170	117
Net loss	$(17,200)	$(12,876)	$(40,371)	$(6,722)
Other comprehensive loss:
Foreign currency translation adjustments	87	570	385	415
Unrealized gains on available-for-sale investments	11	—	4	11
Comprehensive loss	$(17,102)	$(12,306)	$(39,982)	$(6,296)

Basic and diluted net loss per ordinary share	$(0.31)	$(0.23)	$(0.73)	$(0.12)
Weighted-average ordinary shares outstanding, basic and diluted	55,716	55,254	55,523	55,181

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount			Shares
Balance, December 31, 2024	55,349	$10	$439,357	$(1,666)	$(180)	$(345,355)	$92,166
Issuance of ordinary shares upon exercise of stock options	3	—	2	—	—	—	2
Share-based compensation expense	—	—	942	—	—	—	942
Net loss	—	—	—	—	—	(10,272)	(10,272)
Net unrealized losses on available-for-sale investments	—	—	—	(1)	—	—	(1)
Foreign currency translation adjustments	—	—	—	62	—	—	62
Balance, March 31, 2025	55,352	10	440,301	(1,605)	(180)	(355,627)	82,899
Issuance of ordinary shares under ESPP	204	—	143	—	—	—	143
Issuance of ordinary shares upon exercise of stock options	24	—	18	—	—	—	18
Share-based compensation expense	—	—	951	—	—	—	951
Net loss	—	—	—	—	—	(12,899)	(12,899)
Net unrealized losses on available-for-sale investments	—	—	—	(6)	—	—	(6)
Foreign currency translation adjustments	—	—	—	236	—	—	236
Balance, June 30, 2025	55,580	$10	$441,413	$(1,375)	$(180)	$(368,526)	$71,342
Issuance of ordinary shares upon exercise of stock options	206	—	215	—	—	—	215
Share-based compensation expense	—	—	916	—	—	—	916
Net loss	—	—	—	—	—	(17,200)	(17,200)
Net unrealized gains on available-for-sale investments	—	—	—	11	—	—	11
Foreign currency translation adjustments	—	—	—	87	—	—	87
Balance, September 30, 2025	55,786	$10	$442,544	$(1,277)	$(180)	$(385,726)	$55,371

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount			Shares
Balance, December 31, 2023	55,103	$10	$432,402	$(1,008)	$(180)	$(329,727)	$101,497
Share-based compensation expense	—	—	1,316	—	—	—	1,316
Net loss	—	—	—	—	—	(8,693)	(8,693)
Net unrealized gains on available-for-sale investments	—	—	—	9	—	—	9
Foreign currency translation adjustments	—	—	—	(234)	—	—	(234)
Balance, March 31, 2024	55,103	10	433,718	(1,233)	(180)	(338,420)	93,895
Issuance of ordinary shares under ESPP	27	—	20	—	—	—	20
Issuance of ordinary shares upon exercise of stock options	124	—	101	—	—	—	101
Share-based compensation expense	—	—	1,989	—	—	—	1,989
Net income	—	—	—	—	—	14,847	14,847
Net unrealized gains on available-for-sale investments	—	—	—	2	—	—	2
Foreign currency translation adjustments	—	—	—	79	—	—	79
Balance, June 30, 2024	55,254	$10	$435,828	$(1,152)	$(180)	$(323,573)	$110,933
Share-based compensation expense	—	—	2,022	—	—	—	2,022
Net loss	—	—	—	—	—	(12,876)	(12,876)
Foreign currency translation adjustments	—	—	—	570	—	—	570
Balance, September 30, 2024	55,254	$10	$437,850	$(582)	$(180)	$(336,449)	$100,649

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(40,371)	$(6,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,809	5,327
Depreciation and amortization	523	502
Accretion of discounts on available-for-sale investments	(706)	(99)
Loss on disposal of property and equipment	34	7
Change in operating assets and liabilities:
Accounts receivable, net	772	(5,021)
Prepaid expenses and other assets	(5,335)	223
Other non-current assets	(6)	(98)
Accounts payable	1,652	(1,826)
Accrued liabilities	1,130	(661)
Contract liabilities	1	(13,152)
Operating lease liabilities	55	(9)
Other non-current liabilities	(514)	236
Net cash used in operating activities	(39,956)	(21,293)
Investing activities:
Purchases of short-term investments	(30,470)	—
Proceeds from maturities and sales of short-term investments	29,720	12,750
Purchases of property and equipment	(418)	(437)
Proceeds from sale of property and equipment	2	—
Net cash (used in) provided by investing activities	(1,166)	12,313
Financing activities:
Proceeds from purchases under the ESPP	143	20
Proceeds from exercise of stock options	235	101
Net cash provided by financing activities	378	121

Effect of exchange rate changes on cash and cash equivalents	357	388
Net decrease in cash and cash equivalents	(40,387)	(8,471)
Cash and cash equivalents at beginning of year	78,232	105,663
Cash and cash equivalents at end of year	$37,845	$97,192

Supplemental disclosure of cash flow information:
Income taxes paid	$124	$111

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
Connect Biopharma was incorporated in November 2015 in the Cayman Islands as an exempted company with limited liability. The Company completed its Initial Public Offering (“IPO”) in March 2021, and its ordinary shares, par value $0.000174 per share (“Ordinary Shares”), are listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “CNTB”.

As of September 30, 2025, we had cash, cash equivalents, and short-term investments of $54.8 million. Based on our current operating plan and projections, management believes that the Company’s cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Company continues to qualify as a Foreign Private Issuer under SEC rules; however, the Company has voluntarily elected to become a domestic filer, beginning with its Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025 (the “2024 Annual Report”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our 2024 Annual Report.
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

As of September 30, 2025 and December 31, 2024, we determined that an allowance for credit losses was not required. For the three and nine months ended September 30, 2025 and 2024, we did not have any material write-offs of accounts receivable balances.
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
Because we incurred a net loss for the three and nine months ended September 30, 2025 and 2024, the following ordinary share equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	September 30,
	2025	2024
Stock options outstanding	13,533	13,276
Employee stock purchase plan rights	695	20
	14,228	13,296
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

In September 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated. ASU 2025-05 must be applied prospectively and is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We are currently evaluating the impact of ASU 2025-05 on our consolidated financial statements and related disclosures.
3. Fair Value Measurements
The Company measures cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$16,191	$16,191	$—	$—
U.S. treasury bills	7,978	7,978	—	—
U.S. government agency obligations	3,981	—	3,981	—
U.S. corporate debt securities	1,002	—	1,002	—
U.S. commercial paper	2,980	—	2,980	—
Foreign commercial paper	995	—	995	—
Total	$33,127	$24,169	$8,958	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$43,090	$43,090	$—	$—
U.S. treasury bills	5,936	5,936	—	—
U.S. government agency obligations	8,325	—	8,325	—
U.S. corporate debt securities	1,387	—	1,387	—
U.S. commercial paper	1,831	—	1,831	—
Foreign commercial paper	980	—	980	—
Total	$61,549	$49,026	$12,523	$—
We have not transferred any investment securities between the three levels of the fair value hierarchy.
As of September 30, 2025, short-term investments included $16.9 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2024, cash equivalents included $3.0 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $15.5 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of September 30, 2025 and December 31, 2024 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.

The Company’s cash equivalents and short-term investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2025 or December 31, 2024. The Company does not have any investments classified as Level 3.
4. Balance Sheet Details
Available-for-Sale Investments
The following is a summary of our available-for-sale investments (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$7,975	$3	$—	$7,978
U.S. government agency obligations	3,981	—	—	3,981
U.S. corporate debt securities	1,001	1	—	1,002
U.S. commercial paper	2,979	1	—	2,980
Foreign commercial paper	995	—	—	995
Total	$16,931	$5	$—	$16,936

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$5,934	$2	$—	$5,936
U.S. government agency obligations	8,326	—	(1)	8,325
U.S. corporate debt securities	1,387	—	—	1,387
U.S. commercial paper	1,831	—	—	1,831
Foreign commercial paper	980	—	—	980
Total	$18,458	$2	$(1)	$18,459
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
The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its credit losses related to its available-for-sale securities were immaterial at September 30, 2025 and December 31, 2024.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The Company regularly monitors and evaluates the realizable value of its available-for-sale investment securities. The Company did not recognize any impairment losses for the three and nine months ended September 30, 2025 or 2024.

Unrealized gains and losses associated with the Company’s investments are reported in accumulated other comprehensive loss. For the three and nine months ended September 30, 2025, the Company recorded $11,000 and $4,000, respectively, in net unrealized losses associated with its available-for-sale investments. For the three months ended September 30, 2024, the Company did not record any unrealized gains or losses associated with available-for-sale investments. For the nine months ended September 30, 2024, the Company recorded $11,000 in net unrealized gains associated with its available-for-sale investments.
Realized gains and losses associated with its investments, if any, are reported in the statements of operations and comprehensive loss. The Company did not recognize any realized gains or losses during the three and nine months ended September 30, 2025 or 2024.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid clinical and manufacturing expenses	$6,454	$1,541
Prepaid insurance	459	242
Prepaid taxes	212	—
Interest receivables	157	262
Other prepaid expenses and current assets	517	419
Total prepaid expenses and other current assets	$7,799	$2,464
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued clinical, manufacturing and professional expense	$6,573	$4,211
Accrued compensation and benefits	2,102	3,342
Other accrued expenses	257	249
Total accrued liabilities	$8,932	$7,802
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
As consideration for the rights granted to Simcere under the License Agreement, Simcere paid the Licensor a non-refundable, non-creditable up-front fee of approximately $21 million. Simcere is also required to make milestone payments to the Licensor upon the achievement of certain development, regulatory and commercial milestones (“Milestones”), initially totaling up to $123 million. In 2024, we received approximately $5 million in Milestone payments from Simcere for the achievement of certain development Milestones. In 2025, one time-based Milestone in the amount of approximately $8 million lapsed because it was not achieved by the deadline set forth in the License Agreement. Accordingly, as of September 30, 2025, we are eligible to receive remaining Milestone payments up to an aggregate amount of approximately $110 million. The achievement of these Milestones is dependent upon the timing and success of future development, regulatory and commercial activities to be completed by Simcere. Simcere is also required to make payments for cost reimbursements related to certain development activities, including supply of material for clinical development. The License Agreement additionally provides that Simcere is obligated to pay Licensor royalties at tiered percentage rates up to low double-digit percentages on net sales of the licensed product in the Territory.
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
When an intellectual property license is determined to be a predominant promise in the arrangement, sales-based milestone payments and royalties are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. For cost reimbursements related to the supply of material for clinical development, the Company recognizes revenue when Simcere obtains control of the goods. For the three and nine months ended September 30, 2025, the Company recognized $16,000 and $64,000, respectively, in revenue under the License Agreement related to cost reimbursements for clinical materials. For the three and nine months ended September 30, 2024, the Company recognized $1.2 million and $25.3 million, respectively, in revenue under the License Agreement, which related to the upfront license fee, achievement of certain development milestones and cost reimbursements for clinical materials.
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
Contract Assets and Liabilities
As of September 30, 2025 and December 31, 2024, the Company had no contract assets related to the License Agreement. As of September 30, 2025 and December 31, 2024, the Company had contract liabilities related to the upfront fee received under the License Agreement of $0.2 million.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any material litigation and did not have contingency reserves established for any liabilities as of September 30, 2025 or December 31, 2024.
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
As of September 30, 2025 and December 31, 2024, the weighted average remaining lease term was 2.2 years and 1.0 year, respectively, and the weighted average discount rate used to determine the operating lease liability was 8.0% and 4.8%, respectively.
During the three and nine months ended September 30, 2025, we recognized $105,000 and $351,000, respectively, of operating lease expense and we paid $106,000 and $269,000, respectively, for our operating leases.

During the three and nine months ended September 30, 2024, we recognized $69,000 and $213,000, respectively, of operating lease expense and we paid $76,000 and $225,000, respectively, for our operating leases.
Annual future minimum lease payments as of September 30, 2025 are as follows (in thousands):

2025 (remainder of year)	$105
2026	371
2027	354
2028	30
Thereafter	—
Total future minimum lease payments	860
Less: amount representing interest	(79)
Total lease liabilities	$781
8. Reorganization
Executive Officer Departures
During the second and third quarters of 2024, we implemented changes to our executive leadership structure. In connection with these changes, we provided three executive officers with one-time severance payments upon termination, continued benefits for a specified period of time, and certain stock option modifications. The total expense for these activities was $3.2 million, $2.0 million of which was primarily for cash severance and $1.2 million of which was for non-cash, share-based compensation expense. During the three months ended September 30, 2024, we recognized $1.8 million of the total expense, $1.1 million of which was included in general and administrative expense, and $0.7 million of which was included in research and development expense. During the nine months ended September 30, 2024, we recognized $3.2 million of the total expense, $1.8 million of which was included in general and administrative expense, and $1.4 million of which was included in research and development expense. As of September 30, 2025, we have paid $2.0 million of cash severance charges. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligation.
9. Shareholders’ Equity
Statutory Reserves
In accordance with the People’s Republic of China (“PRC”) regulations and the articles of association of the companies registered in the PRC, companies are required to set aside 10% of their net profit for the year, offsetting any prior year losses, to the statutory surplus reserve fund as determined under the relevant PRC accounting standards. When the balance of such reserve reaches 50% of the entity’s registered capital, any further appropriation is optional. As of September 30, 2025, we have not made any profit appropriations to the reserve fund, as all of our subsidiaries in the PRC were in an accumulated loss position.
Under PRC laws and regulations, there are restrictions on the Company’s PRC subsidiaries with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. As of September 30, 2025 and December 31, 2024, restricted net assets including paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries was $27.3 million and $29.6 million, respectively.

10. Equity Incentive Plans
Option Plan Activity
The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	14,263,242	$2.93
Granted	1,377,500	$1.03
Exercised	(232,788)	$1.01
Cancelled	(1,875,430)	$7.86
Outstanding at September 30, 2025	13,532,524	$2.09
Share-based Compensation
The following table summarizes share-based compensation expense related to share-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$258	$872	$841	$2,433
General and administrative	658	1,150	1,968	2,894
Total share-based compensation expense	$916	$2,022	$2,809	$5,327
As of September 30, 2025, there was $8.5 million of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of our equity compensation plans. Total unrecognized compensation cost will be adjusted for forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.8 years.
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

The following are the weighted-average assumptions for stock options:

	For the Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.0%	4.3%
Dividend yield	0.0%	0.0%
Volatility	105.9%	103.8%
Expected life (years)	6	10
Early exercise multiple (years)	—	2.2 - 2.8
The weighted-average fair value of options granted was $0.85 and $1.17 for the nine months ended September 30, 2025 and 2024, respectively.
We estimate the fair value of each purchase right granted under our Employee Stock Purchase Plan at the beginning of each new offering period using the Black-Scholes option pricing model. There was no new offering period during the three months ended September 30, 2025 or 2024.

11. Income Taxes
For the three and nine months ended September 30, 2025, we recorded income tax expense of $61,000 and $170,000, respectively, compared to $57,000 and $117,000, respectively, for the same periods in 2024. Our effective tax rate for both the three and nine months ended September 30, 2025 was (0.4)%, compared to (0.4)% and (1.8)%, respectively, for the same periods in 2024. The effective tax rate in both periods was primarily driven by the full valuation allowance maintained against the Company’s deferred tax assets.
For the three and nine months ended September 30, 2025, the Company’s provision for income taxes was based on its worldwide estimated annualized effective tax rate, except for (1) jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, (2) jurisdictions for which forecasted pre-tax income or loss cannot be estimated, and (3) the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a forecast cannot be estimated is based on actual taxes and tax reserves for the quarter.
Under the provisions of ASC 740, Income Taxes, the determination of the Company’s ability to recognize its deferred tax assets requires an assessment of both negative and positive evidence. The evidence evaluated by the Company included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. Due to the uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred tax assets, a full valuation allowance has been established. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results sufficiently improve to support realization of deferred tax assets.
As of September 30, 2025, unrecognized tax benefits were $1.4 million, of which none would affect the effective tax rate, if recognized. It is the Company’s policy to classify accrued interest and penalties to unrecognized tax benefits in the provision for income taxes. There were no accrued interest or penalties as of September 30, 2025 or December 31, 2024. The disclosures regarding uncertain tax positions included in our 2024 Annual Report continue to be accurate for the three and nine months ended September 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, introducing significant U.S. tax changes. Key provisions of the OBBBA include changes to bonus depreciation, capitalized research and development expenditures and interest deductibility. The OBBBA did not have a material impact on the Company’s effective tax rate or consolidated financial statements for the three and nine months ended September 30, 2025.

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
The following table provides significant segment expenses, other segment items, reported segment net loss and a reconciliation of segment net loss to the Company’s total consolidated net loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License and collaboration revenue	$16	$1,219	$64	$25,335
Research and development expense	(11,110)	(9,009)	(26,516)	(23,020)
General and administrative expense	(6,583)	(6,056)	(16,096)	(15,148)
Other income, net	538	1,027	2,347	6,228
Income tax expense	(61)	(57)	(170)	(117)
Segment net loss	(17,200)	(12,876)	(40,371)	(6,722)
Reconciliation of loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(17,200)	$(12,876)	$(40,371)	$(6,722)
The Company’s long-lived tangible assets, as well as the Company’s ROU lease assets recognized on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 were located as follows: $0.8 million and $0.1 million, respectively, in the U.S. and $3.9 million and $4.1 million, respectively, in the PRC.

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
Significant Developments
The following is a summary of significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, filed with the SEC on August 13, 2025 (“Q2 2025 Form 10-Q”). For additional information or for a more comprehensive discussion of our product candidate, rademikibart, see our 2024 Annual Report, our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, filed with the SEC on May 15, 2025 (“Q1 2025 Form 10-Q”), and Q2 2025 Form 10-Q.
In August 2025, we teamed with Ickey Woods and the Jovante Woods Foundation to raise awareness of acute asthma attacks.
On September 2, 2025, we terminated each of (i) the Deposit Agreement dated March 18, 2021, as amended, by and among the Company, Deutsche Bank Trust Company Americas and the holders and beneficial owners from time to time of American Depositary Shares, each representing an Ordinary Share, and evidenced by American Depositary Receipts (“ADRs”) issued thereunder and (ii) the related ADR program. At such time, our ADRs were cancelled and exchanged for Ordinary Shares at a one-for-one ratio. We subsequently listed our Ordinary Shares on Nasdaq under our existing symbol “CNTB”.

During the third quarter of 2025, we presented data supporting the development of rademikibart at the European Respiratory Society Congress 2025. Rapid and significant improvement in lung function and asthma control was observed across a broad range of type 2 inflammatory markers with the greatest improvements observed in those with elevated baseline levels of blood eosinophil counts of ≥300 cells/μL and fractional exhaled nitric oxide levels of >25 ppb. We believe this data supports our ongoing Phase 2 acute exacerbations studies in asthma and COPD. We expect to report topline data for our ongoing Phase 2 acute exacerbation studies in the first half of 2026.

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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
License and Collaboration Revenues
License and collaboration revenues relate to the Simcere License Agreement under which Simcere has been granted exclusive rights to develop, manufacture, and commercialize rademikibart for all indications in Greater China, including mainland China, Hong Kong, Macau, and Taiwan.
License and collaboration revenues for both the three and nine months ended September 30, 2025 were $16,000 and $64,000, respectively, for cost reimbursements for clinical materials. License and collaboration revenues for the three and nine months ended September 30, 2024 were $1.2 million and $25.3 million, respectively, for the upfront license fee, achievement of certain development milestones and cost reimbursements.
Research and Development Expense
Research and development expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rademikibart-related costs	$8,068	$5,168	$17,476	$12,264
Other development related costs	3	435	84	879
Personnel costs and other expenses	2,781	2,534	8,114	7,444
Share-based compensation expense	258	872	842	2,433
Total research and development expense	$11,110	$9,009	$26,516	$23,020
For the three and nine months ended September 30, 2025, research and development expense was $11.1 million and $26.5 million, respectively, compared to $9.0 million and $23.0 million, respectively, for the same periods in 2024. The increase in research and development expense was primarily due to an increase in costs related to the development of rademikibart. During the second quarter of 2025, we initiated two rademikibart Phase 2 clinical trials in patients experiencing an acute exacerbation of asthma or COPD. This increase was partially offset by a decrease in non-cash, share-based compensation expenses.
General and Administrative Expense
For the three and nine months ended September 30, 2025, general and administrative expense was $6.6 million and $16.1 million, respectively, compared to $6.1 million and $15.1 million, respectively, for the same periods in 2024. The increase in general and administrative expense was primarily due to an increase in professional fees to support our efforts to become more U.S.-centric. This increase was partially offset by a decrease in non-cash, share-based compensation expense.
Other Income, Net
For the three and nine months ended September 30, 2025, other income, net was $0.5 million and $2.3 million, respectively, compared to $1.0 million and $6.2 million, respectively, for the same periods in 2024. The decrease in other income, net was primarily due to a decrease in government subsidies and interest income earned on our invested cash balances.
Reorganization
See Note 8 to the Condensed Consolidated Financial Statements included in Item I of this Quarterly Report on Form 10-Q for discussion of the Company’s executive officer reorganization plan.

Liquidity and Capital Resources
As of September 30, 2025, we had cash, cash equivalents and short-term investments of $54.8 million. Based on our current operating plan and projections, management believes that the Company’s existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Our net loss for the three and nine months ended September 30, 2025 was $17.2 million, or $0.31 per share, and $40.4 million, or $0.73 per share, respectively, compared to $12.9 million, or $0.23 per share, and $6.7 million, or $0.12 per share, respectively, for the same periods in 2024.
Our net cash used in operating activities for the nine months ended September 30, 2025 was $40.0 million, compared to $21.3 million for the same period in 2024. The increase in net cash used in operating activities was primarily due to an increase in net loss of $33.6 million, partially offset by net changes in our operating assets and liabilities of $18.1 million.
Our net cash used in investing activities for the nine months ended September 30, 2025 was $1.2 million, compared to net cash provided by investing activities of $12.3 million for the same period in 2024. The decrease in cash provided by investing activities was primarily due to net purchases of short-term investments of $0.8 million for the nine months ended September 30, 2025, compared to net maturities of $12.8 million for the nine months ended September 30, 2024.
Our net cash provided by financing activities for the nine months ended September 30, 2025 was $0.4 million, compared to $0.1 million for the same period in 2024. The increase in net cash provided by financing activities was mainly due to an increase in net proceeds from stock option exercises and purchases under the ESPP.
Historically, we have financed our operations, including technology and product research and development, primarily through sales of our securities, including our IPO that we completed in March 2021 for total cash consideration of $219.9 million before underwriting discounts and commissions, and, through up-front payments, research funding and milestone payments under collaborative arrangements.
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
In addition, we had a lease for 25,476 square feet of laboratory and office space in Taicang, China, with a lease term that expires on April 30, 2026. As of September 30, 2025, we had total operating lease obligations of $0.9 million, with $0.1 million due during the remainder of fiscal year 2025 and $0.8 million due within the following two to three years.
At September 30, 2025, our short-term purchase obligations mainly consisted of non-cancellable commitments under agreements with third-party manufacturers in the ordinary course of business. We plan to fund these commitments with our current financial resources.
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
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, monetization transactions, government contracts or other strategic transactions. To the extent that we raise additional capital through the sale of equity, ownership interests of existing holders of our ordinary shares will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares. If we raise additional funds through collaboration agreements, strategic alliances, licensing arrangements, monetization transactions, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our shareholders.
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
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
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

The increasing use of artificial intelligence (“AI”) and machine learning in drug discovery and development introduces new and evolving risks that could harm our business and competitive position.
AI is increasingly playing a role in our industry, being used for target identification, drug discovery, preclinical modeling, clinical operations, and data analysis, among other things. While it is not a significant factor in our current operations, AI may play a future role in our operations based upon our evaluation of its usefulness to us. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business.
AI technologies are inherently complex and evolving. They may not function as intended, produce accurate results, or provide actionable insights. The quality of AI outputs depends heavily on the quality and quantity of input data, which in the life sciences context may be limited, biased, incomplete, or subject to regulatory and privacy constraints. If we utilize AI in the future and our AI systems fail to achieve their intended purposes – such as identifying viable therapeutic candidates or targets, predicting biological outcomes, producing reproducible results, optimizing clinical trial designs or operations, and other similar or related purposes – our product development efforts may be delayed or unsuccessful. If we are unable to successfully integrate and manage AI within our business, or if AI fails to deliver the expected benefits, our ability to develop rademikibart or any other new therapies could be materially adversely affected.
The industry in which we compete is characterized by rapid technological advancements, frequent introductions of new products and heavy competition. The development of rademikibart and any other future product candidates is vital to our success. The implementation of AI technologies and processes by us or by any third-party collaborators, including advanced predictive analytics, computational approaches and so-called “generative” AI, has the potential to provide significant benefits in these areas. Use of AI in our efforts may be difficult to deploy successfully due to operational issues inherent in such methods. In particular, AI algorithms utilize machine learning and predictive analytics which may lead to flawed, biased, or inaccurate results, or exposure to competitive and reputational harm.
Even with the successful implementation of AI, we may fail to correctly identify indications and allocate resources efficiently, which could adversely impact our pipeline and ability to compete effectively. Developing, testing and deploying resource-intensive AI systems may also require additional investment and increase our costs, and there is no guarantee that our investment in such systems would lead to more effective or efficient development of rademikibart or other investigational products, or lead to eventual regulatory approval or commercialization of any new products.
We also face increased competition from other companies that are using AI and related methods for drug discovery and development, some of which have more resources than we do and may have developed more effective methods than we and any third-party collaborators have, which may reduce our and any third-party collaborators’ effectiveness in identifying potential targets and attracting additional collaborators to work with us. If our competitors are able to utilize new technologies more effectively (including but not limited to those that may involve AI or be created using AI) to discover, develop and commercialize products that compete with any of our product candidates or potential commercial products, such technologies could adversely impact our ability to compete.
Further, AI presents additional risks and challenges, especially as the use of these technologies becomes more important to our operations over time. Generative AI may be used improperly or inappropriately which could lead to the tainting of our proprietary information and render us unable to qualify for certain patent or trade secret protection. Its use by people, including our vendors, employees, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may impact our ability to realize the benefit of our intellectual property. The increasing use of AI and machine learning in drug discovery and development introduces new and evolving risks related to ownership, inventorship, and protection of intellectual property generated by or with the assistance of AI technologies. Regulatory and legal frameworks governing AI-generated inventions are still developing and may create uncertainty regarding our ability to secure and enforce rights in such inventions. Our use of generative AI platforms may lead to novel and urgent cybersecurity and privacy risks, which may adversely affect our operations and reputation, as well as the operations of any third-party collaborators. Emerging ethical issues surround the use of AI, and we may be subject to reputational and legal risk if our deployment or use of AI becomes controversial. Regulators could limit our, or any third-party collaborator’s ability to develop or implement AI-based technologies as part of measures taken against us or any third-party collaborators in particular or as a consequence of broader legislation, which could have an adverse effect on our or any third-party collaborator’s business, results of operations and financial conditions. Several jurisdictions around the globe, including Europe and the U.S., have proposed, enacted, or are considering laws governing the development and use of AI/Machine Learning, such as the EU’s AI Act and the Colorado Artificial Intelligence Act. For example, the EU AI Act, which entered into force on August 1, 2024 and most provisions of which will become effective on August 2, 2026, sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Certain of our activities could subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. Likewise, in the U.S., several states, including Colorado and California, passed laws to regulate various AI uses, including AI used to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we would need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. We expect other jurisdictions will adopt similar laws. Uncertainty in the legal regulatory regime may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time.

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

Connect Biopharma Holdings Limited

Date: November 12, 2025	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(Registrant’s Principal Executive Officer)

/s/ Lisa Peraza
Lisa Peraza
Senior Vice President of Finance
(Registrant’s Principal Financial and Accounting Officer)