Form 10-K
period 2025-12-31
Connect Biopharma Holdings Ltd
filed 2026-03-31
CIK 1835268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(877) 245-2787
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
The aggregate market value of voting and non-voting ordinary shares held by non-affiliates of the registrant as of June 30, 2025 totaled $40.4 million based on the closing price of $0.98 as reported by The Nasdaq Global Market. As of March 26, 2026, there were 56,521,282 ordinary shares of the Company ($0.000174 par value) outstanding.

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
Although the Company has voluntarily elected to file annual, periodic and current reports on U.S. domestic issuer forms, the Company intends to maintain its status as a foreign private issuer. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, and Regulation FD. On December 18, 2025, as part of the National Defense Authorization Act for Fiscal Year 2026, the Holding Foreign Insiders Accountable Act (the “HFIAA”) was signed into law. The HFIAA amended Section 16(a) of the Exchange Act to require directors and officers of foreign private issuers, but not its principal shareholders, to comply with the insider reporting requirements set forth in Section 16(a) of the Exchange Act, beginning March 18, 2026. The Company’s officers, directors, and principal shareholders are not subject to the short-swing profit recovery provisions contained in Section 16.
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
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions, including those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Other sections of this report may include additional factors that could harm our business and financial performance. Drug development and commercialization involve a high degree of risk, and only a small number of research and development programs result in commercialization of a product. Results in early-stage clinical trials may not be indicative of full results or results from later stage or larger scale clinical trials and do not ensure regulatory approval. You should not place undue reliance on these statements, or the scientific data presented. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.
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
ii

This report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates of potential market opportunities. All the market data used in this report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
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
•Although our management has prior experience submitting and receiving approval for New Drug Applications (“NDAs”) and Biologics License Applications (“BLAs”), as a Company we have never done so and might be unable to do so for any of our Product Candidates.
•The regulatory approval processes of the U.S. Food and Drug Administration (the “FDA”), the People’s Republic of China (the “PRC”) National Medical Products Administration (the “NMPA”), the European Medicines Agency (the “EMA”), and the European Commission, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our Product Candidates, our business will be substantially harmed.
•Disruptions at the FDA, the NMPA, comparable foreign regulatory authorities, and other government agencies caused by shifting governmental policies and priorities, reductions or changes in the federal workforce or funding shortages could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
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
•The increasing use of artificial intelligence (“AI”) and machine learning in drug discovery and development introduces new and evolving risks that could harm our business and competitive position.
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
•The trading price of our ordinary shares could be highly volatile, and purchasers of our ordinary shares could incur substantial losses.
•Although we have begun voluntarily making U.S. domestic SEC filings, as a foreign private issuer, we are not subject to certain U.S. securities law disclosure requirements that apply to a domestic U.S. issuer, which may limit the information publicly available to our shareholders.
•Changes in the political and economic policies of the PRC government could materially and adversely affect our business, financial condition and results of operations and could result in our inability to sustain our growth and expansion strategies. The PRC government may issue regulatory directives or provide supervisory guidance impacting our operations in accordance with laws and regulations, which could result in a material change in our operations and significantly and adversely impact the value of our ordinary shares. We could also be adversely affected by rising political tensions and any potential conflicts between the U.S. and the PRC.
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
•PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material negative change in our subsidiaries’ operations, significant depreciation of the value of our ordinary shares, or a hindrance of our ability to offer or continue to offer our securities to investors, which could cause the value of the securities of investors to decrease.
•The approval of and the filing with the China Securities Regulatory Commission (“CSRC”) has been, and may in the future, be required under a PRC regulation in connection with any future offerings of our securities in the U.S. market.

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

PART I
In this Annual Report on Form 10-K, all references to “Connect,” “Connect Biopharma,” the “Company,” “we,” “us,” “our” and similar terms refer to Connect Biopharma Holdings Limited, together with its direct and indirect wholly-owned subsidiaries, Connect Biopharma HongKong Limited, Connect Biopharm LLC, Connect Biopharma Australia PTY LTD, Suzhou Connect Biopharma Co., Ltd., Connect Biopharma (Beijing) Co., Ltd., and Connect Biopharma (Shanghai) Co., Ltd. All trademarks appearing or incorporated by reference into this Annual Report on Form 10-K are the property of their respective owners.
ITEM 1. BUSINESS.
Overview
Connect Biopharma, headquartered in San Diego, California, is a clinical-stage biopharmaceutical company dedicated to transforming care for asthma and chronic obstructive pulmonary disease (“COPD”). The Company is advancing rademikibart, a next-generation, potentially best-in-class antibody designed to target interleukin-4-receptor alpha (“IL-4Rα”).
Significant Unmet Need and Market Opportunity in Asthma
Asthma is a chronic inflammatory disease that affects the airways in the lungs and makes it difficult to breathe. It is one of the most common and costly diseases in the U.S., with an estimated 23 million adults and an estimated 5 million children suffering from asthma. Globally, asthma affected an estimated 262 million people in 2019 and caused 455,000 deaths. Asthma is associated with severe exacerbations that are difficult to treat and often require hospitalization. Approximately one million asthma patients visit emergency departments annually, of which approximately 11% are hospitalized with an average length-of-stay of two to three days. Approximately 50% of asthma patients who visit emergency departments meet treatment failure criteria within four weeks of an exacerbation. Approximately 20% of such patients require a re-visit to the emergency department and an additional approximately 30% require medical care from another source, such as urgent care or medical clinics. Current standard of care treatment for these patients includes fast-acting inhaled bronchodilators and oral or intravenous (“IV”) corticosteroids. Severe cases may require IV magnesium sulfate, heliox therapy, and noninvasive ventilation. Intubation is considered if patients do not respond to these initial therapies. Approximately 50% of patients fail to improve on first-line treatments. As a result, we believe there exists a significant unmet need for more effective therapy for the treatment of acute asthma. Further, we believe that, if rademikibart were approved for the treatment of acute asthma, a significant percentage of asthma patients treated acutely with rademikibart would remain on it chronically. We also believe that rademikibart, if approved, would offer the opportunity for significant healthcare cost savings by potentially reducing the length of stay for admitted asthma patients, as well as potentially reducing the frequency of emergency department re-visits and rehospitalizations.
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
Rademikibart for Asthma and COPD

Rademikibart is a human monoclonal IgG4 antibody directed against IL-4Rα. As an inhibitor of IL-4Rα, a common subunit for interleukin 4 (“IL-4”) and interleukin 13 (“IL-13”) receptors. Blockade of the IL-4 and IL-13 binding to the IL-4Ra results in inhibition of both the IL-4 and IL-13 signaling. Rademikibart binds to a region of the IL-4Rα that is associated with high binding affinity and potency for IL-4Rα, which we believe may lead to an improved clinical response and possible differentiating safety profile within this class of medication.
We are focused on advancing rademikibart for treatment of eosinophilic driven respiratory diseases with a specific focus on treatment of acute exacerbations of asthma and COPD. To address this unmet need, in May 2025 we initiated two Phase 2 trials of rademikibart for the treatment of acute exacerbations of asthma and COPD. The Phase 2 acute asthma trial, Seabreeze STAT ASTHMA, and the acute COPD trial, Seabreeze STAT COPD, are evaluating rademikibart plus Standard of Care (“SoC”) compared to SoC plus placebo in patients with asthma or COPD and Type 2 inflammation who are having an acute exacerbation. The primary endpoint of these two trials is treatment failure over 28 days after randomization. Treatment failure includes: death (any cause), (re)admission to the hospital, an urgent visit to an outpatient or emergency department provider for symptoms that are worsening, or the necessity to intensify pharmacologic treatment. Key secondary efficacy endpoints of these trials include the rate of new exacerbations, time to the first new exacerbation, change in symptoms, and change in lung function in the 28 days after randomization. Exploratory endpoints include time-to-discharge in hospitalized patients and disease-specific patient-reported outcomes. We expect to report topline data for our ongoing Phase 2 acute exacerbation studies in mid-2026.
In April 2025, we announced feedback from our Type C meeting with the FDA, Division of Pulmonology, Allergy, and Critical Care, in the Office of Immunology and Inflammation. We obtained the FDA’s alignment on the design of our two parallel Phase 2 trials evaluating rademikibart in patients experiencing an acute exacerbation of asthma or COPD. This treatment setting is of particular interest because available SoC therapy in the acute setting shows insufficient long-term treatment effect on symptoms and lung function, with frequent exacerbations leading to re-visits by patients to the acute care setting for respiratory critical care treatment. Preventing and delaying recurrent exacerbations in the first 28 days following an exacerbation is a significant unmet medical need and a crucial therapeutic goal in asthma and COPD. Despite current guideline recommendations, treatment with systemic corticosteroids and antibiotics is not wholly adequate.

In January 2026, we announced new in vitro and preclinical mechanism of action data providing mechanistic support for rademikibart’s potentially differentiated efficacy and safety profile, compared to what has been observed for dupilumab, and providing a potential basis for the large and rapid improvement in Forced Expiratory Volume in One Second (“FEV1”) observed in the Company’s previously completed Phase 2b global chronic asthma study.

In March 2026, the Company announced positive topline data from its Phase 1 clinical pharmacology study of IV rademikibart in patients with stable asthma or COPD. Rademikibart administered as a single 300 mg 2-minute IV push to asthma and COPD patients produced rapid improvement in FEV1 with many patients experiencing improvements in airway function of ≥200 mL as early as 15 minutes post-dosing. The rapid improvement in FEV1 demonstrated with IV rademikibart in this study provides clinical confirmation of preclinical observations that rademikibart has a unique beneficial effect on bronchodilation. Mean FEV1 improvements of ~200 - 400 mL were maintained through Day 29 in asthma and COPD patients. Rademikibart was generally well-tolerated in asthma and COPD patients.

Our current development plan is supported by the results from the completed global asthma trial CBP-201-WW002 (see the Asthma Global Phase 2b Trial Results section below for further details on this trial). Although no head-to-head trials have been conducted, and data from unrelated clinical trials cannot reliably be compared due to differences in trial designs, site locations, subject characteristics and other factors, in cross-study comparisons rademikibart demonstrated greater FEV1 response than seen in clinical trials of currently approved biologics using the initial protocol-specified baseline eosinophils >150 cells/µL. The prespecified analysis of patients with baseline eosinophils >300 cells/µL showed greatest clinical response. Rademikibart also demonstrated rapid onset of action with the majority of FEV1 increase observed within 24 hours of subcutaneous dose supporting the potential to use to treat acute exacerbations. Analysis of COPD-like patients in the trial demonstrated FEV1 was improved over baseline beginning at week 1 and were sustained through 24 weeks of treatment. There was a 63% average reduction in annual exacerbation rate. In addition, a cross-study safety comparison shows a difference in the safety profile of rademikibart compared to dupilumab for hypereosinophilia events. Our clinical development program is focused on the potential of rademikibart for faster onset of action and greater clinical response, with a potentially favorable safety profile. The potential for less frequent dosing than dupilumab will also be explored.
Rademikibart has the potential to drive significant chronic utilization in asthma and COPD with an initial focus on acute indications, which represent an untapped opportunity targeting approximately one million asthma and approximately 1.3 million COPD patients in the U.S. alone who visit an emergency department for acute exacerbations annually. Millions more patients experience exacerbations, but are treated in the outpatient setting. In our completed Phase 2 asthma clinical trial, rademikibart has demonstrated encouraging long-term (6 month) efficacy and safety data, as well as rapid onset of action in less than 24 hours. The ability to treat from acute to chronic administration is important because as described above, approximately 50% of both asthma and COPD patients who are treated with SoC will meet the criteria for treatment failure within four weeks of an exacerbation and approximately 11%-20% will return for emergency care.
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
In 2023, we entered into an exclusive License and Collaboration Agreement (the “License Agreement”), with Simcere Pharmaceutical Co., Ltd (“Simcere”) to develop and commercialize rademikibart in Greater China. Under the terms of the License Agreement, Simcere has been granted exclusive rights to develop, manufacture and commercialize rademikibart for all indications in Greater China, including mainland China, Hong Kong, Macau and Taiwan, while Connect retains the rights in all other markets. Under the License Agreement, Simcere will be responsible for rademikibart’s BLA for Atopic Dermatitis (“AD”) and asthma in China and will also conduct and be responsible for the costs of all future clinical studies in all additional disease indications for rademikibart Simcere pursues in Greater China. As of December 31, 2025, we had received the full upfront payment of $21 million, as well as $6.5 million for the achievement of certain development milestones and cost reimbursements. In July 2025, Simcere submitted its New Drug Application for rademikibart to the NMPA of China for the treatment of AD in adults and adolescents. As a part of the License Agreement, we are eligible to receive remaining milestone payments up to an aggregate amount of approximately $110 million upon the achievement of certain development, regulatory and commercial milestones. We are also eligible to receive royalties at tiered percentage rates up to low double-digit percentages on net sales in Greater China. The AD market in China represents considerable opportunity, with an estimated 70 million patients with AD.
In March 2026, the Company announced the results of a Phase 3 study of rademikibart in moderate-to-severe AD conducted by Simcere. In this study, rademikibart achieved rapid, durable efficacy results across all key endpoints through 52 weeks, with near-maximal responses achieved in ~90% of patients. Rademikibart was well tolerated with safety similar to placebo at 16 weeks and lower conjunctivitis than other agents in the class. Simcere presented the data in the Late-Breaking Research session at the 2026 American Academy of Dermatology Annual Meeting.

In March 2025, we announced the publication of positive data from our global Phase 2 trial of rademikibart in patients with moderate-to-severe uncontrolled asthma in the American Journal of Respiratory and Critical Care Medicine. These data highlight rademikibart’s potential as a novel biologic treatment option for patients with asthma and Type 2 inflammation, demonstrating rapid onset of action, sustained improvement in FEV1 and clinically important reductions in annual exacerbation rates.

During the second quarter of 2025, we presented clinical and preclinical data supporting the development of rademikibart at the American Thoracic Society 2025 International Conference and the European Academy of Allergy and Clinical Immunology 2025 Annual Congress. In this data analysis, rademikibart was observed to significantly improve airway function, as measured by FEV1, within a day and significantly reduce acute exacerbations in patients with inflammation-mediated chronic asthma, which we believe strongly supports ongoing Phase 2 acute exacerbation studies in asthma and COPD described above. In addition, we believe that the preclinical data presented demonstrates rademikibart’s differentiated structural and molecular dynamics, including potentially enhanced IL-4Rα inhibition compared to dupilumab. These findings provide a molecular basis for the distinct efficacy and safety data observed with rademikibart.

During the third quarter of 2025, we presented data supporting the development of rademikibart at the European Respiratory Society Congress 2025. Rapid and significant improvement in lung function and asthma control was observed across a broad range of type 2 inflammatory markers with the greatest improvements observed in those with elevated baseline levels of blood eosinophil counts of ≥300 cells/μL and fractional exhaled nitric oxide levels of >25 ppb. We believe this data supports our ongoing Phase 2 acute exacerbations studies in asthma and COPD described above.

In September 2025, the results from a one-year AD study with rademikibart was published in the British Journal of Dermatology. In addition to producing significant improvement in all key measures of AD, the study also showed that administration of rademikibart every 4-weeks was equivalent to every 2-week administration during the maintenance period out to 52-weeks.

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
Although Connect has decided to not currently pursue further development of rademikibart for AD, the results of the completed Phase 2, randomized, placebo-controlled studies in participants with AD provides support for the chronic asthma and COPD programs and the opportunity to potentially use rademikibart in an every four weeks (“Q4W”) regimen. AD is a chronic inflammatory skin condition that affects millions of patients worldwide. AD is characterized by intense pruritus, recurrent eczematous skin lesions, sleep disturbance, and social embarrassment that can lead to depression and other psychological disturbances. Excessive T-cell activation with infiltration of the skin by T-cells and dendritic cells is a hallmark of AD, and T-helper cytokines, including interleukin (IL)-4, IL-5, IL-13, and IL-31, have been linked to its pathophysiology. Rademikibart blocks signaling from both IL-4 and IL-13 which are thought to play a key role in the pathogenesis of AD.
We completed a global Phase 2 trial (CBP-201-WW001) of rademikibart in adult patients with moderate-to-severe AD conducted at 46 sites in 4 countries (U.S., Australia, New Zealand, and China), designed to assess efficacy and safety with various rademikibart doses and dosing schedules. A total of 226 patients were enrolled (1:1:1:1) with rademikibart groups receiving one loading dose of 600 mg followed by 150 mg every two weeks (“Q2W”), 300 mg Q2W or 300 mg Q4W for 16 weeks. The placebo group received a matching placebo loading dose followed by placebo Q2W. Endpoints included the percent reduction in Eczema Area and Severity Index (EASI) score from baseline to Week 16, the proportion of patients achieving an investigator global assessment of clear or almost clear skin (IGA 0/1), a reduction in EASI score of at least 50% (EASI-50), or 75% (EASI-75) at Week 16.
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
As of December 31, 2025, we own more than 93 issued U.S. or foreign patents and had more than 50 pending patent applications in various countries, including the U.S., the PRC, Europe, Australia, Canada, Korea, Japan and others.
We own a patent family with claims directed to the composition of matter of rademikibart that includes two granted U.S. patents, one pending U.S. patent application, over 28 foreign patents issued in such jurisdictions as China, Israel, Korea, Singapore, and others, and over seven foreign patent applications pending in such jurisdictions as Europe, Canada, and Brazil. Not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely, the issued patents, and, if granted, the pending patent applications in this family, are expected to expire in 2037. We also own a patent family with claims directed to formulations of rademikibart that includes a pending U.S. patent application, at least nine foreign patents issued in such jurisdictions as China, Taiwan, and South Africa, and over 17 foreign patent applications pending in such jurisdictions as Europe, Canada, Brazil, and others. Not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely, the issued patents, and, if granted, the pending patent applications in this family, are expected to expire in 2040.
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
U.S. Regulation of Drugs and Biologics
In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations, and biologics under the FDCA and the Public Health Service Act, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning or other enforcement letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

FDA approval is required before a drug or biological product may be marketed in the U.S. and they are also subject to other federal, state, and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:
•completion of extensive preclinical laboratory tests and preclinical animal studies, certain of which must be performed in accordance with Good Laboratory Practice regulations and other applicable requirements;
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
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the proposed product is produced to assess compliance with cGMP, and potential FDA inspection of nonclinical study and clinical trial sites that generated the data in support of the NDA or BLA to ensure compliance with GCP; and
•FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the drug in the U.S.
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
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same approved indication or use within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in the relevant indication or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs relating to the approved indication or use of patients with the disease or condition for which the drug or biologic was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same indication or use, or the same drug or biologic for a different indication or use. Among the other benefits of orphan drug designation are tax credits for some research and a waiver of the NDA or BLA application user fee.
A designated orphan drug may not receive orphan drug exclusivity if it is approved for an indication or use that is broader than the disease or condition for which it received orphan designation. In addition, exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the relevant rare disease or condition.
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
•the issuance of safety alerts, Dear Health Care Provider (“DHCP”) letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
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

Clinical Trial Conduct and Product Approval Regulation in Non-U.S. Jurisdictions
In addition to regulations in the U.S., we may be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. For example, clinical trials conducted in the European Union (“EU”) must be done under an Investigational Medicinal Product Dossier, and the oversight of an Ethics Committee. If we market our products in foreign countries, we also will be subject to foreign regulatory requirements governing marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required for FDA approval. There is no assurance that any future FDA approval of any of our product candidates will result in similar foreign approvals or vice versa. The process for clinical trials in other jurisdictions are similar, and trials are heavily scrutinized by the designated Ethics Committee.
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
In December 2021, Regulation ((EU) 2021/2282) on HTA (“HTA Regulation”) was adopted. The HTA Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e., oncology and advanced therapy medicinal product therapies as of 2025, from January 13, 2028 for orphan medicinal products and January 13, 2030 for all other new medicinal products. It particularly replaces the current system based on the voluntary network of national authorities, and the new framework covers joint clinical assessments, joint scientific consultations, the identification of emerging health technologies, and voluntary cooperation for the national authorities. The HTA Regulation aims to provide a transparent and inclusive framework for health technology assessments in the EU, and it will help EU member states determine the effectiveness and value of new technologies and decide on pricing and reimbursement by health insurers or health systems.
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
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design.

Among other reforms, the IRA imposes inflation rebates on drug and biological product manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation which began in 2023; implements changes to the Medicare Part D benefit that cap benefit annual out-of-pocket spending at $2,000, with new discount obligations for pharmaceutical manufacturers, which began in 2025; and establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the CMS, which began in 2026. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.
In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, which imposes significant reductions in the funding of the Medicaid program and restrictions for certain groups to access the ACA Marketplace. These changes are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, and may result in an increase in the number of individuals who are unable to access health insurance benefits and medical care, either of which could adversely affect our sales of any product candidate that we commercialize.
The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
In addition, individual states in the U.S. have also become increasingly active in implementing regulations designed to address pharmaceutical product pricing, such as transparency measures that require the disclosure of prices, including price or patient reimbursement constraints, discounts, restrictions on specific product access and changes, marketing cost disclosure, drug price reporting and other transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing costs, and research costs, among others. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Furthermore, there has been increased interest by third party payors and governmental authorities as to pricing systems and publication of discounts and list prices for drug spending.
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

Data Privacy and Security
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. For example, in the U.S., there are federal and state laws, including data breach notification laws, health information privacy and security laws and consumer protection laws, that govern the collection, use and disclosure of personal information.
In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including through affecting our customers. These laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation, and potentially fines and penalties.
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
Regulations on Company Establishment and Foreign Investment
The establishment, operation and management of corporate entities in the PRC are governed by the Company Law of the PRC (the “PRC Company Law”), which was promulgated by the Standing Committee of the National People’s Congress (the “NPC”) in December 1993 and further amended in December 1999, August 2004, October 2005, December 2013, October 2018 and December 2023 (with such amendment becoming effective in July 2024), respectively. According to the PRC Company Law, companies are generally classified into two categories: limited liability companies and companies limited by shares. The PRC Company Law also applies to non-PRC-invested limited liability companies.
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
Other Laws
We are subject to a variety of financial disclosure and securities trading regulations as a public company, including laws relating to the oversight activities of the SEC and the regulations of The Nasdaq Global Market, on which our ordinary shares are traded. We are also subject to various laws, regulations and recommendations relating to safe working conditions, laboratory practices and the experimental use of animals.
Human Capital Management
At December 31, 2025, we had a total of 64 full-time employees, 38 of whom were engaged in research and development activities and 26 of whom were engaged in general and administrative activities. We offer our employees either a hybrid or full-time remote approach to working in the office. Our employees who work in the office are predominantly located in San Diego, California or Taicang, China. None of our employees are represented by a labor union and we consider our employee relations to be good.
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
Enforcement of Civil Liabilities
We are incorporated under the laws of the Cayman Islands as an exempted company with limited liability. All of our officers and a majority of our directors are U.S. residents, and our corporate headquarters is located in San Diego, California. However, certain of our operations are conducted, and certain of our operational assets are located in the PRC. As a result, it may not be possible to effect service of process upon us with respect to certain matters, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law and other applicable laws and regulations based either on treaties between the PRC and the country where the judgment is made or on principles of reciprocity between jurisdictions. The PRC does not have any treaties or other form of reciprocity with the U.S. or the Cayman Islands that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S. or in the Cayman Islands. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against a company in the PRC for disputes if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. It may be, however, difficult for U.S. shareholders to originate actions against us in the PRC in accordance with PRC laws because we are incorporated under the laws of the Cayman Islands and it may be difficult for U.S. shareholders, by virtue only of holding our ordinary shares, to establish sufficient connection to the PRC for a PRC court to have jurisdiction as required under the PRC Civil Procedures Law.
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
Company Information
Connect was incorporated on November 23, 2015 in the Cayman Islands as an exempted company with limited liability. Our principal executive offices are located at 3580 Carmel Mountain Road, Suite 200, San Diego, California 92130, and our telephone number is (877) 245-2787. Our website address is www.connectbiopharma.com. We make our periodic and current reports available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. No portion of our website is incorporated by reference into this Annual Report on Form 10-K. We file our annual, quarterly and special reports, and other information with the SEC. Our filings with the SEC are also available to the public on the SEC’s website at http://www.sec.gov. Additional information regarding the Company, including our audited financial statements and descriptions of our business, is contained in the documents incorporated by reference in this Annual Report on Form 10-K. Our ordinary shares are traded on The Nasdaq Global Market, under the symbol “CNTB.”
ITEM 1A.              RISK FACTORS
Investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing elsewhere herein including the section titled “Operating and Financial Review and Prospects,” before deciding whether to invest or maintain any investment in our ordinary shares. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our ordinary shares could decline and some or all of their value may be lost. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In this section, we first provide a summary of the more significant risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect our company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
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
We have incurred significant operating losses since our inception. If our Product Candidates are not successfully developed and approved, we might never generate any additional revenue. Our net losses were $55.5 million and $15.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated loss of $400.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our Product Candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we conduct our ongoing and planned preclinical studies and clinical trials, continue our research and development activities, increase our production capacity, and seek regulatory approvals for our Product Candidates, as well as hire additional personnel, obtain and protect our intellectual property and incur additional costs for commercialization or to expand our pipeline of Product Candidates.
To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our Product Candidates, obtaining regulatory approval for these Product Candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We might never succeed in these activities and, even if we do, might never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we might not be able to sustain or increase profitability. If we fail to become and remain profitable, the value of our ordinary shares could be depressed and our ability to raise capital, expand our business, maintain our research and development efforts, diversify our Product Candidates or even continue our operations could be impaired, and some or all of the value of our ordinary shares could be lost.
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
The development of biopharmaceutical product candidates is capital-intensive. Since our inception, we have used substantial amounts of cash to fund our operations and we expect our expenses to increase in connection with our ongoing activities during the next few years, particularly as we conduct our ongoing and planned clinical trials, and continue research and development, and seek regulatory approval for, our Product Candidates. There can be no assurance that we will secure any desired partnership on a timely basis or acceptable terms. Further, subject to the terms and conditions of each partnership, external factors beyond our control may affect our collection of milestone payments or royalty payments under such a partnership. For example, on November 21, 2023, Connect HK and Connect SZ, two of the Company’s wholly owned subsidiaries, or the Connect Licensor, entered into an exclusive license and collaboration agreement, or the Simcere Agreement, with Simcere Pharmaceutical Co., Ltd., or the Simcere Licensee, to develop and commercialize rademikibart in Greater China. For additional information, see Item 1. “Business – Overview – Rademikibart for Asthma and COPD”. However, external factors such as changes in applicable laws, government actions or other similar circumstances beyond our control could cause delay or disruption in future payments owed to us by the Simcere Licensee under the Simcere Agreement. Further, failure of our PRC rademikibart trials in meeting the respective primary end points set forth in the trial protocols could entitle the Simcere Licensee to terminate the Simcere Agreement.
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
Our operating plans and other demands on our cash resources could change as a result of many factors currently unknown to us, and we might need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses, royalty financings, and other similar arrangements. In addition, we might seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Any additional capital raising efforts could divert our management from day-to-day activities, which could adversely affect our ability to develop and, if approved, commercialize our current and any future Product Candidates. Additional funding might not be available on acceptable terms, or at all. The global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability, all resulting from global, regional and geopolitical events, including, for example, the Russia-Ukraine, the Israel-Gaza wars, and recent events in Iran and Venezuela. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.
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
Raising additional capital may cause substantial dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or Product Candidates.
Until such time, if ever, as we can generate substantial revenues, we expect to finance our business and operational needs through equity offerings, debt financings or other financing sources, including potentially collaborations, licenses, royalty financings, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investors’ ownership interests could be substantially diluted, and the terms of these securities could include liquidation or other preferences that adversely affect investors’ rights as a holder of our ordinary shares. We currently have an effective shelf registration statement covering the offering of up to $300,000,000 in the aggregate of our securities, including up to $150,000,000 of our ordinary shares that may be issued and sold from time to time “at the market” under a sales agreement with Cantor Fitzgerald & Co. Any takedown of equity securities from the shelf registration statement or sale of ordinary shares under such sales agreement would likely cause substantial dilution to holders of our securities.

Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we raise funds through future collaborations, licenses, royalty financings, and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams, research programs or Product Candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our ordinary shares. We may also cede some or all control of the development of our products or Product Candidates, such as the pace and scope of clinical trials, as a result of such third-party arrangements. If we are unable to raise funds through equity or debt financings when needed, we could be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or Product Candidates that we would otherwise prefer to develop and market ourselves.
Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur unforeseen costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our Product Candidates.
All jurisdictions in which we intend to conduct our clinical drug development activities regulate these activities in great depth and detail. We intend to focus our activities on major markets, including the U.S., Australia, Europe and the PRC. We currently conduct or plan to conduct clinical trials in various countries and jurisdictions, and we must comply with the numerous and varying regulatory requirements of each such jurisdiction. Before obtaining marketing approval from the FDA, the NMPA, the European Commission, or other comparable foreign regulatory authorities for the sale of our Product Candidates, we must complete preclinical development and extensive clinical trials to demonstrate the efficacy and safety of our Product Candidates. Clinical testing is expensive, time-consuming and subject to uncertainty. A failure of one or more clinical trials can occur at any stage of the process, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.
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

Further, conducting clinical trials in foreign countries for our Product Candidates, as in our ongoing clinical trials, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled study participants in foreign countries to adhere to clinical protocol as a result of differences in healthcare services, languages or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries, including war. For example, we engaged CROs to conduct clinical trials outside of the U.S., including in Ukraine for trials for rademikibart and a previous product candidate, icanbelimod (formerly CBP-307). The Russia-Ukraine war impacted our ability to continue our trials in Ukraine and the surrounding region and prevented us from obtaining data from our trials, previously located at sites in these countries. This also delayed the completion of our clinical trials and/or analyses of clinical results.
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
•regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, DHCP letters, press releases or other communications containing warnings or other safety information about the product;
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
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Disclosure of interim data by us or by our competitors could also result in volatility in the price of our ordinary shares.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular Product Candidate or product and our ordinary shares. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and investors or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our Product Candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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
We may in the future seek an accelerated approval for one or more of our Product Candidates. Under the accelerated approval program in the U.S., for example, the FDA may grant accelerated approval to a Product Candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the Product Candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, or if the sponsor fails to conduct such studies in a timely manner, the FDA, may withdraw its approval of the drug on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022, among other things, provided FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.
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
Because of the early stage of some of our development and clinical programs, the success of our Product Candidates will depend on several factors, including the following:
•timely and successful enrollment in clinical trials and completion of clinical trials and preclinical studies with favorable results;
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
Although our management team has experience doing so, as a Company we have never submitted an NDA or BLA, and may be unable to do so for any of our Product Candidates.
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
Disruptions at the FDA, the NMPA, comparable foreign regulatory authorities, and other government agencies caused by shifting governmental policies and priorities, reductions or changes in the federal workforce or funding shortages could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA, the NMPA, comparable foreign regulatory authorities and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the regulatory authority’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the regulatory authority’s ability to perform routine functions. For example, average review times at the FDA and the NMPA have fluctuated in recent years as a result of all or some of the foregoing. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, the NMPA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and some regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial personnel changes, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.
If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA, the NMPA or other comparable foreign regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, the ability of the FDA, the NMPA or other such regulatory authorities to timely review and process our regulatory submissions could be significantly impacted, which could have a material adverse effect on our business.
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
On April 26, 2023, the European Commission published proposals to revise the existing EU legislation on medicinal products (“EU Pharma Law Review”). The EU Pharma Law Review consists of two proposals, a new directive and a new regulation, that will repeal and replace the relevant legislation concerning medicinal products for human use.
The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. A provisional agreement was reached by the European Parliament and Council of the EU on the proposed revisions on December 11, 2025. The proposed revisions (among other things, affecting the duration of regulatory data protection and market protection, including for orphan medicinal products, and revising the eligibility for expedited pathways) remain to be formally adopted by the two institutions, which is not anticipated before early 2026. The proposed changes are not expected to enter into application before 2028. Any such changes may have a significant impact on the pharmaceutical industry and on our business in the long term.
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
In addition, our contract manufacturing partners in the PRC could become subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or PRC or other foreign governments take retaliatory actions due to recent or increased tensions between the U.S. and the PRC or other countries, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.
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
•potential product liability claims;
•the availability of alternative effective treatments for the disease indications our Product Candidates are intended to treat and the relative risks, benefits and costs of those treatments;
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
•the illegal importation of competing products from countries where government price controls or other market dynamics result in lower prices; and
•business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health epidemics or pandemics.
Risks Related to Our Business Operations and Industry
The increasing use of AI and machine learning in drug discovery and development introduces new and evolving risks that could harm our business and competitive position.
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
The industry in which we compete is characterized by rapid technological advancements, frequent introductions of new products and heavy competition. The development of rademikibart and any other future product candidates is vital to our success. The implementation of AI technologies and processes by us or by any third-party collaborators, including advanced predictive analytics, computational approaches and generative AI, has the potential to provide significant benefits in these areas. Use of AI in our efforts may be difficult to deploy successfully due to operational issues inherent in such methods. In particular, AI algorithms utilize machine learning and predictive analytics which may lead to flawed, biased, or inaccurate results, or exposure to competitive and reputational harm.
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
Further, AI presents additional risks and challenges, especially as the use of these technologies becomes more important to our operations over time. Generative AI may be used improperly or inappropriately which could lead to the tainting of our proprietary information and render us unable to qualify for certain patent or trade secret protection. Its use by people, including our vendors, employees, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may impact our ability to realize the benefit of our intellectual property. The increasing use of AI and machine learning in drug discovery and development introduces new and evolving risks related to ownership, inventorship, and protection of intellectual property generated by or with the assistance of AI technologies. Regulatory and legal frameworks governing AI-generated inventions are still developing and may create uncertainty regarding our ability to secure and enforce rights in such inventions. Our use of generative AI platforms may lead to cybersecurity and privacy risks, which may adversely affect our operations and reputation, as well as the operations of any third-party collaborators. Emerging ethical issues surround the use of AI, and we may be subject to reputational and legal risk if our deployment or use of AI becomes controversial. Regulators could limit our, or any third-party collaborator’s ability to develop or implement AI-based technologies as part of measures taken against us or any third-party collaborators in particular or as a consequence of broader legislation, which could have an adverse effect on our or any third-party collaborator’s business, results of operations and financial conditions. The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have enacted or are currently considering laws governing the development and use of AI/machine learning, such as the EU Artificial Intelligence Act (the “EU AI Act”) and the Colorado Artificial Intelligence Act. The EU AI Act, which entered into force on August 1, 2024 and most provisions of which will become effective on August 2, 2026, sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Certain of our activities could subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. Furthermore, in the U.S., several states, including Colorado and California, enacted laws and regulations related to various AI uses, including AI used to make consequential decisions. In addition, various federal regulators, such as the FDA, have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems governed by these laws or regulations, we would need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. We expect other jurisdictions will adopt similar laws. Uncertainty in the legal regulatory regime may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time.
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
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our ordinary shares could decline substantially. Such a price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.
We are dependent on the services of our management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon our senior management, as well as our research and development team and other functions within the company. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our Product Candidates. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will and, therefore, we may not be able to retain their services as expected. We announced transitions in key leadership positions in the second half of 2024, including transitions in the offices of Chief Executive Officer, President, Chief Development Officer, head of Finance, and General Counsel. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees, except for our Chief Executive Officer and our President. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
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
We had 64 full-time employees as of December 31, 2025. As we continue development and pursue the potential commercialization of our Product Candidates, we may need to continue to expand our development, regulatory, manufacturing, medical/scientific, marketing and sales, and general and administrative capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our Product Candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.
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
We may be exposed to liabilities under the FCPA and similar anti-corruption and anti-bribery laws of the PRC and other countries in which we operate, as well as U.S. and foreign export controls, trade sanctions and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and any determination that we have violated these laws could have a material adverse effect on our business or our reputation.
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
We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we do not believe that we are directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.
Numerous states have also adopted data privacy and security laws and regulations, which govern the privacy, processing and protection of consumer health-related information and other personal information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been enacted in other states, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and any failure or perceived failure to comply with the requirements of these laws could adversely affect our business, results of operations and financial condition.
Our operations in Europe and the United Kingdom, or the UK, may also be subject to increased scrutiny or attention from data protection authorities. For example, the EU General Data Protection Regulation (“EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (together, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”), impose comprehensive data privacy compliance requirements in relation to the processing of personal information of individuals. The GDPR imposes stringent obligations with respect to clinical trials conducted in the EU and the UK including specific requirements regarding consent and the provision of detailed notices for data subjects such as clinical trial subjects and investigators. In addition, some of the personal information we process in respect of clinical trial participants is special category or sensitive personal information under the GDPR and subject to additional compliance obligations and local law derogations. We may be subject to diverging requirements under EU member state laws and UK law, such as whether consent can be used as a legal basis for processing and the roles, responsibilities and liabilities between the different parties involved in clinical trials. As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business. More generally, the GDPR imposes additional obligations on controllers, including, among other things, requirements around accountability and transparency, the obligation to consider data protection when any new products or services are developed, the obligation to comply with individuals’ data protection rights, and the obligation to report personal information breaches.
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
We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue under the UK GDPR and EU GDPR. Further, the U.S. Department of Justice (the “DOJ”) recently issued a final rule that went into effect in April 2025 and is fully enforceable as of July 9, 2025, known as the “Data Security Program” (the “DSP Rule”). The DSP Rule is aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP) and imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied.

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
As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional, similar laws and regulations that may affect how we conduct business.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers, that started in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, through the first six months of the fiscal year ending December 31, 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on manufacturers’ Medicaid drug rebate liability, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
Further, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In August 2022, the IRA was signed into law. Among other things, the IRA imposes inflation rebates on drug and biological product manufacturers for products reimbursed under Medicare Parts B and D to if the prices of those products increase faster than inflation, which began in 2023; implements changes to the Medicare Part D benefit that cap benefit annual out-of-pocket spending at $2,000, with new discount obligations for pharmaceutical manufacturers, which began in 2025; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. CMS published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. For that and other reasons, it is currently unclear how the IRA will be effectuated. Similar or other drug pricing proposals or other healthcare reform measures could appear in future legislation.
In July 2025, the OBBBA was enacted, which imposes significant reductions in the funding of the Medicaid program and restrictions for certain groups to access the ACA Marketplace. These changes are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, and may result in an increase in the number of individuals who are unable to access health insurance benefits and medical care, either of which could adversely affect our sales of any product candidate that we commercialize.
The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
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
•significant negative financial impact;
•the inability to commercialize our Product Candidates; and
•a decline in our ordinary share price.
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
Despite the implementation of our security measures, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. In particular, we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information. Our IT Systems and those of our current and future CROs and other contractors, consultants, vendors and collaborators (collectively, “Third Parties”) may fail and are vulnerable to cybersecurity incidents, attacks, breakdowns, data breaches, interruption or damage from computer viruses, bugs, misconfigurations, or other exploited vulnerabilities in commercial software that is integrated in our IT Systems, and malware (e.g., ransomware), cybersecurity threats, computer hackers, social engineering/phishing, fraud, degradation of service attacks, malicious code, human error or malfeasance, theft or misuse, distributed denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, fire and telecommunication and electrical failures. Such IT Systems, including corporate firewalls, servers and connection to the Internet, face the risk of systemic failure that could disrupt our operations.
Cybersecurity incidents, including cyberattacks, cybersecurity breaches, computer viruses, malware and other incidents could cause misappropriation, loss or other unauthorized disclosure of Confidential Information. Increasingly complex methods, including through the use of AI, have been used in cyberattacks, including ransomware, phishing, structured query language injections and distributed denial-of-service attacks. We and some of our Third Parties are from time to time subject to cyberattacks and cybersecurity incidents. For example, in May 2021, we experienced a phishing attack through the e-mail account of one of our employees. The threat actor successfully sent a payment request which was eventually processed. Though we recovered some of the loss from our cybersecurity insurance provider, the incident resulted in certain financial losses that we were not able to fully recover from our provider. If such an event were to occur again and cause interruptions in our operations or result in the unauthorized use, disclosure of or access to Confidential Information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions cause us to breach our contractual obligations, subject us to mandatory corrective action, and otherwise subject us to liability under laws, regulations and contracts that protect the privacy and security of Confidential Information, which could result in significant legal and financial exposure and reputational damages.
The risk of a data security breach or disruption has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased in the recent years. We also face increased cybersecurity risks due to our reliance on internet technology and the increased number of our employees (and employees of our vendors, contractors and other organizations with whom we have formed strategic relationships) who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Additionally, any integration of AI into our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Further, the techniques used by cybercriminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, hacktivists, terrorist organizations or hostile foreign governments or agencies. As such, we may also experience cybersecurity breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
Despite our contractual protections with Third Parties, notifications and follow-up actions related to a cybersecurity breach could impact our brand and reputation, cause us to incur significant costs, including legal expenses, harm customer confidence and trust, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. We also rely on Third Parties to manufacture our Product Candidates, and similar events relating to their IT Systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our Confidential Information or applications, or inappropriate disclosure or use of Confidential Information, we could incur liability, the further development and commercialization of our Product Candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance with privacy and security laws. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
For details of our cybersecurity measures, strategies and governance, see Item 1C. “Cybersecurity.”
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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases or dispositions, and out-licensing or in-licensing of intellectual property, products or technologies. In addition, we may have, arrangements with governmental authorities that have obligations or responsibilities that we cannot successfully fulfill with potentially significant adverse consequences to us. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations.
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
Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers partners, vendors, and others operate, can materially and adversely affect our business, financial condition and results of operations. President Donald Trump has imposed tariffs on certain foreign products that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. The continuation of these tariffs or the implementation of new tariffs on imports from additional countries remains to be seen, but if tariffs are imposed or increased, the price of our clinical supplies could increase. This, and similar trade restrictions in the future, may have a material and adverse effect on our business, financial condition and results of operations.
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
If we are not successful in obtaining patent term extensions for our current and future Product Candidates, our business may be harmed, and the lack of effective enforcement of patent linkage and the absence of patent term extension and data and market exclusivity for Product Candidates approved by regulatory authorities such as the

NMPA or FDA could increase the risk of early generic competition with our products in the PRC, the U.S., or other territories.
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
The Hatch-Waxman Amendments also provide a process for patent linkage, pursuant to which the FDA will stay approval of some follow-on applications during the pendency of litigation between the follow-on applicant and the patent holder or licensee, generally for a period of 30 months. Finally, the Hatch-Waxman Amendments provide for statutory exclusivities that can prevent submission or approval of some follow-on marketing applications. For example, federal law provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of a new chemical entity and three years of exclusivity protecting some innovations to previously approved active ingredients where the applicant was required to conduct new clinical investigations to obtain approval for the modification. Similarly, the U.S. Orphan Drug Act provides seven years of market exclusivity for some drugs to treat rare diseases, where the FDA designates the product candidate as an orphan drug and the drug is approved for an indication or use within the designated orphan disease or condition. These provisions, designed to promote innovation, can prevent competing products from entering the market for a period of time after the FDA grants marketing approval for the innovative product.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO, CNIPA and other foreign patent agencies in several stages over the lifetime of the patent. In addition, the USPTO, CNIPA and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on an international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. There could also be delays at the USPTO caused by staffing cuts and other U.S. government actions as a result of the U.S. Department of Government Efficiency or other executive actions to reduce the size of the U.S. government. If we fail to maintain patents and patent applications, whether owned or in-licensed now or in the future, covering any of our current or future Product Candidates and technologies, our competitors might be able to enter the market, which would have an adverse effect on our business, financial condition, results of operations and prospects.
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
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our current and future Product Candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we also may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our current and future Product Candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. As a result, we might be unable to further develop and commercialize any affected Product Candidates, which could harm our business significantly. Claims that we have misappropriated confidential information or trade secrets of third parties could have a similar negative impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our ordinary shares. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We may not be able to detect or prevent, alone or with our licensors, infringement, misappropriation or other violation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our ordinary shares. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The Leahy-Smith Act established a “first-to-file” system, under which, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. This will require us to be cognizant of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. Therefore, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition. Similarly, the PRC and other international territories have adopted a “first-to-file” system.
There remain many subsisting issued patents and some pending patent applications in the U.S. that were filed prior to its enactment and are therefore subject to the pre-Leahy-Smith Act U.S. patent laws and that may be relevant to our freedom-to-operate or ability to obtain patent issuances. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include limiting where a patentee may file a patent infringement suit, allowing third-party submission of prior art to the USPTO during patent prosecution and providing for additional procedures to attack the validity of a patent at the USPTO by post-grant review, inter partes review and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, in whole or in part, which could adversely affect our competitive position.
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
Europe’s Unified Patent Court may in particular present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (“EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”) for litigation involving European patents. Implementation of the EU Patent Package occurred in 2023 and the UPC and has become a common forum for challenging patents in the pharmaceutical space. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.
We may not be able to protect our intellectual property rights throughout the world, including in the U.S., Europe and the PRC.
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
Under PRC laws, for example, we are required to remunerate inventors or creators of patents they create for our business during the course of their employment. In the event of a dispute between an inventor or creator and us, there is a risk that the compulsory standards for remuneration, as set forth in relevant laws and regulations, could apply. Our policies do not include any rules regarding a predetermined lump sum or proportion of profits to award inventors as remuneration for the patents they contribute to our business and in the potential event of a dispute between us and an inventor, there is a potential risk that the compulsory standard for remuneration, as set forth in relevant laws and regulations, may apply. Such compulsory standards for remuneration could be considerable and could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Risks Related to Ownership of Our Ordinary Shares
The trading price of our ordinary shares could be highly volatile, and purchasers of our ordinary shares could incur substantial losses.
The trading price of our ordinary shares has been and may continue to be volatile. The stock market in general and the market for shares of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, some or all of the value of our ordinary shares may be lost. The market price for our ordinary shares may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
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
•trading volume of our ordinary shares;
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
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and results of operations and the price of our ordinary shares.
From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our business strategy and performance may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the Russia-Ukraine war, developments in Iran and Venezuela, and terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the conflict in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and results of operations and the price of our ordinary shares.
If we fail to meet the continued listing requirements of Nasdaq, it could result in a delisting of our ordinary shares.

Our ordinary shares are listed on the Nasdaq Global Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum closing bid price per share of $1.00 (the “Minimum Bid Price Requirement”), a minimum amount of capital, and various corporate governance requirements.
We have in the past been subject to notifications from Nasdaq indicating a failure to comply with the Minimum Bid Price Requirement because the bid price for our shares had closed below $1.00 for 30 consecutive business days. In those instances we were able to regain compliance with the Minimum Bid Price Requirement by maintaining a closing bid price of $1.00 per share or greater for at least 10 consecutive business days, but we cannot assure investors that in the future we will be able to regain compliance with applicable Nasdaq requirements if we receive one or more additional such notifications or that we will otherwise be able to continue complying with Nasdaq requirements. In the event that our ordinary shares are delisted from the Nasdaq Global Market and are not eligible for quotation or listing on another market or exchange, trading of our ordinary shares could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our ordinary shares, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our ordinary shares to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.
Further, being deemed an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) could lead to our being delisted. We are not an “investment company” and do not intend to become registered as an “investment company” under the Investment Company Act. Generally, a company is an “investment company” if it is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities or owns or proposes to own investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, unless an exception, exemption or safe harbor applies. We do not hold ourselves out as being primarily engaged, or proposing to engage primarily, in the business of investing, reinvesting or trading in securities. Rather, we have historically been and are currently primarily engaged in the business of development of therapies for inflammatory diseases. We intend to continue to conduct our operations so that we will not be deemed an investment company. However, our status under the Investment Company Act may depend on several factors. If we were to become subject to the Investment Company Act, any violation of the Investment Company Act could subject us to material adverse consequences, including potentially significant regulatory penalties. Additionally, as a foreign private issuer, we would not be eligible to register under the Investment Company Act. Accordingly, we would either have to obtain exemptive relief from the SEC or dispose of investments in order to fall outside the definition of an investment company, each of which may have a material adverse effect on the Company. Finally, being deemed an investment company under the Investment Company Act could also make us unable to comply with our reporting obligations as a public company in the U.S., which would have a material adverse effect on the liquidity and value of our ordinary shares, and may affect our ability to offer securities to investors in the U.S. market and our ability to continue to be listed on the Nasdaq Global Market.
An active, liquid trading market for our ordinary shares may not be maintained.
We can provide no assurance that we will be able to maintain an active trading market for our ordinary shares. The lack of an active market may impair the ability of any investor to sell our ordinary shares at the time an investor may wish to sell them or at a price that an investor may consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
Our executive officers, directors and principal shareholders, if they choose to act together, will have the ability to control or significantly influence all matters submitted to shareholders for approval.
As of December 31, 2025, our executive officers, directors and greater than 5% shareholders, in the aggregate, own approximately 82% of our outstanding ordinary shares. Furthermore, some of our current directors were appointed by our principal shareholders. As a result, such persons or their appointees to our Board, if they act together, will have the ability to control or significantly influence all matters submitted to our Board or shareholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.
We do not currently intend to pay dividends on our securities, and, consequently, the ability to achieve a return on investment in our ordinary shares will depend on appreciation, if any, in the price of our ordinary shares.

We have never declared or paid any cash dividend on our securities. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends.
Our Board has complete discretion as to whether to distribute dividends, subject to the requirements of Cayman Islands law. In addition, our shareholders may by ordinary resolution declare a dividend, but no dividend may exceed the amount recommended by our directors. Under Cayman Islands law, a Cayman Islands company may pay a dividend out of either profit or its share premium account, provided that in no circumstances may a dividend be paid if this would result in its being unable to pay its debts as they fall due in the ordinary course of business. Even if our Board decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our Board. Accordingly, the return on any investment in our ordinary shares will depend on any future price appreciation of our ordinary shares. There is no guarantee that our ordinary shares will appreciate in value or even maintain the price at which our ordinary shares were or are purchased. Some or all of any investment in our ordinary shares may be lost.
Sales of a substantial number of our ordinary shares by our existing shareholders in the public market could cause the price of our ordinary shares to fall.
Sales of a substantial number of our ordinary shares in the public market or the perception that these sales might occur could significantly reduce the market price of our ordinary shares and impair our ability to raise adequate capital.
We are an emerging growth company and smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our ordinary shares less attractive to investors.
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
As a result, we do not know if some investors will find our ordinary shares less attractive. The result may be a less active trading market for our ordinary shares, and the price of our ordinary shares may become more volatile.
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
Section 8103 of the National Defense Authorization Act for Fiscal Year 2026 (the “Holding Foreign Insiders Accountable Act”) was signed into law on December 18, 2025, and will require directors and officers of “foreign private issuers” to make insider reports under Section 16(a) of the Exchange Act, effective March 18, 2026. Directors and officers of “foreign private issuers” will remain exempt from the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, foreign private issuers are not required to file their annual report on Form 20-F until four months after the end of each fiscal year, while U.S. domestic issuers that are accelerated filers are required to file their annual report on Form 10-K within 75 days after the end of each fiscal year. Foreign private issuers are also exempt from Regulation FD, which restricts the selective disclosure of material information.
Foreign private issuers, smaller reporting companies and emerging growth companies also are exempt from some more stringent executive compensation disclosure rules. Thus, even if we no longer qualify as an emerging growth company or a smaller reporting company, but remain a foreign private issuer, we will continue to be exempt from the more stringent compensation disclosures required of companies that are neither an emerging growth company nor a foreign private issuer.
In addition, as a foreign private issuer, our officers, directors and principal shareholders are exempt from the “short-swing” profit recovery provisions of Section 16 of the Exchange Act and the rules thereunder. Therefore, our shareholders may not have timely information and may not, for instance, know when our officers, directors and principal shareholders purchase or sell our ordinary shares.
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
Our holding company is incorporated under the laws of the Cayman Islands. Our amended and restated memorandum and articles of association provide that a quorum required for the transaction of business at any general meeting of shareholders shall consist of one or more shareholders present in person or by proxy, holding shares which carry in aggregate not less than one-third of all votes attaching to all of our shares in issue and entitled to vote.

Additionally, our amended and restated memorandum and articles of association provide that any voting at any shareholders’ meeting shall be decided by a show of hands unless a poll is demanded (before or on the declaration of the result of the show of hands) by the chairperson of such meeting or by any one or more shareholders who together hold not less than 10% of the votes attaching to the total number of ordinary shares which are present in person or by proxy at the meeting. Although our minority quorum provisions satisfy the requirements applicable to Nasdaq-listed companies, some U.S. corporations have stricter quorum requirements than these. Additionally, shareholder votes of some U.S. corporations, such as corporations incorporated under the laws of the State of Delaware, must be in written form and cannot be conducted by a show of hands. Therefore, as a result of our amended and restated memorandum and articles of association, investors do not have the benefit of the procedural protections relating to shareholder meetings and voting that shareholders of some U.S. corporations enjoy.
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
Fluctuations in currency exchange rates may have a material adverse effect on our results of operations and the value of any investment in our ordinary shares.
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
Significant revaluation of the Renminbi may have a material adverse effect on any investment in our ordinary shares. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, appreciation or depreciation in the value of the Renminbi relative to U.S. dollars would affect our financial results reported in U.S. dollar terms regardless of any underlying change in our business or results of operations.

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
Investors’ right to participate in any future rights offerings may be limited, which may cause dilution to holdings in our ordinary shares.
We may from time to time distribute rights to our shareholders, including rights to acquire our securities. However, we cannot make rights available to investors in the U.S. unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. We are under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective. Moreover, we may not be able to establish an exemption from registration under the Securities Act. Accordingly, investors may be unable to participate in our rights offerings and may experience dilution in holdings in our ordinary shares.
We may be classified as a passive foreign investment company for U.S. federal income tax purposes, which could result in adverse U.S. federal income tax consequences to U.S. holders of our ordinary shares.
We would be classified as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for any taxable year if, after the application of specific look-through rules, either: (i) 75% or more of our gross income for such year is “passive income” (as defined in the relevant provisions of the U.S. Internal Revenue Code of 1986, as amended) (the income test), or (ii) 50% or more of the value of our assets (generally determined on the basis of a quarterly average) during such year is attributable to assets that produce or are held for the production of passive income (the asset test). Based on the value of our assets, including goodwill, and the composition of our income and assets, we do not believe we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2025.
However, PFIC determinations are highly factual and must be made annually after the close of each taxable year, and the application of the PFIC rules is subject to uncertainty in several respects. Furthermore, our assessment of our PFIC status depends in large part on valuations of certain of our intangible assets performed by a third-party appraiser. Such valuations are based on various assumptions which may vary from actual future results. Moreover, the value of those intangible assets determined under such third-party valuations differ significantly from the value of such assets that may be implied by reference to the market price of our ordinary shares, and the U.S. Internal Revenue Service may disagree with our determination of the value of our assets. For the foregoing reasons, there can be no assurance that we were not a PFIC for our taxable year ended December 31, 2025 or that we will not be a PFIC our current taxable year or for any future taxable year. Adverse U.S. federal income tax consequences could apply to a U.S. holder if we are treated as a PFIC for any taxable year during which such U.S. holder holds our ordinary shares.
Investors may face difficulties in protecting their interests, and the ability to protect the rights of investors through U.S. courts may be limited, because we are incorporated under Cayman Islands law.
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
We may experience material weaknesses in our internal control over financial reporting in the future. If so, or if we otherwise fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely consolidated financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our ordinary shares may decline.
Pursuant to Section 404 of Sarbanes-Oxley, our management has been required to report upon the effectiveness of our internal control over financial reporting beginning annually with the fiscal year ended December 31, 2022. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have and will need to continuously upgrade our information technology systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. If we or, if required, our auditor is unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our ordinary shares may decline.
We cannot assure investors that there will not be material weaknesses or any significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our amended and restated memorandum and articles of association contain anti-takeover provisions that could discourage a third party from acquiring us, which could limit our shareholders’ opportunity to sell their shares, including ordinary shares represented by our ordinary shares, at a premium.
Our amended and restated memorandum and articles of association contain provisions to limit the ability of others to acquire control of us or cause us to engage in change-of-control transactions. These provisions could have the effect of depriving our shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of us in a tender offer or similar transaction. For example, our Board has the authority, without further action by our shareholders, to issue preferred shares in one or more series and to fix their designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our ordinary shares. Preferred shares could be issued quickly with terms calculated to delay or prevent a change in control of us or make removal of management more difficult. If our Board decides to issue preferred shares, the price of our ordinary shares may fall and the voting and other rights of the holders of our ordinary shares may be materially and adversely affected.
We could be subject to securities class action litigation or shareholder activism.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. The same volatility in the market price of such securities could cause a company to be the target of shareholder activism. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. If we face such litigation or shareholder activism, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, the market price for our ordinary shares and trading volume could decline.
The trading market for our ordinary shares relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. If research analysts do not maintain adequate research coverage or if one or more of the analysts who covers us downgrades our ordinary shares or publishes inaccurate or unfavorable research about our business, the market price for our ordinary shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our ordinary shares to decline significantly.
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
While the PRC economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government regulation of capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the PRC government implemented some measures, including interest rate increases, to manage the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect our business and results of operations. In July 2021, the PRC government provided new guidance on PRC-based companies raising capital outside of the PRC, including through arrangements called variable interest entities (“VIEs”). In December 2021, CSRC published for public comment the draft rules that require Chinese companies including VIEs to file with the CSRC within three business days after applying for listing on a foreign exchange. On February 17, 2023, the CSRC enacted the Trial Measures for Administration of the Overseas Securities Offerings and Listings by Domestic Enterprises, and several supporting rules, or, collectively the New Filing Rules. According to the New Filing Rules and combined with the clarification in the CSRC Answers to Reporters’ Questions, PRC-based companies adopting VIE structure are allowed to carry out offerings and listings outside the PRC, but at the same time, the New Filing Rules emphasize the examination and verification requirements for the listing of the PRC-based companies with VIE structure. In light of such developments, the SEC has imposed enhanced disclosure requirements on PRC-based companies seeking to register securities with the SEC. Although we do not have a VIE structure, due to our operations in the PRC, any future PRC, U.S. or other rules and regulations that place restrictions on capital raising or other activities or require enhanced disclosure by PRC-based companies could adversely affect our business and results of operations. If the business environment in the PRC deteriorates from the perspective of PRC or international investment, the PRC government may intervene with our operations and our business in the PRC and the U.S., and the market price of our ordinary shares could be adversely affected.
The PRC government may intervene in or influence our operations in accordance with laws and regulations, which could result in a material change in our operations and significantly and adversely impact the value of our ordinary shares.
The PRC government has significant oversight over the conduct of our business within the PRC and may issue regulatory directives or provide supervisory guidance impacting our operations as the government deems appropriate to further regulatory, political and societal goals in accordance with laws and regulations. In recent years, the PRC government published new policies that significantly affected some industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry or us that could require us to seek permission from PRC governmental authorities to continue to operate our business, which may adversely affect our business, financial condition and results of operations. We conduct a portion of our business through our subsidiaries in the PRC. Our PRC subsidiaries have obtained all necessary licenses and approvals to conduct our operations in the PRC and, to date, no application for any such licenses and approvals has been denied. If we fail to receive any requisite permission or approval from the CSRC, CAC or other PRC regulatory authorities for any securities offering or our operations, or the waiver of such permission or approval, in a timely manner, or at all, or inadvertently conclude that such permissions or approvals are not required, or if applicable laws, regulations, or interpretations change and obligate us to obtain such permission or approvals in the future, we may be subject to fines and penalties, suspension or limitations on our business activities in China, revocation of our business licenses, website closure, delay or restrictions on the contribution to the PRC of the proceeds from any securities offering, or other sanctions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects. In addition, the CSRC, CAC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to halt any future offerings. Consequently, if you engage in market trading or other activities in anticipation of and prior to the settlement and delivery of any securities we offer from time to time, you would be doing so at the risk that the settlement and delivery may not occur.
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
PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material negative change in our subsidiaries’ operations, significant depreciation of the value of our ordinary shares, or a hindrance of our ability to offer or continue to offer our securities to investors, which could cause the value of the securities of investors to decrease.
Our operations in the PRC are governed by PRC laws, rules and regulations. Our PRC subsidiaries are subject to laws, rules and regulations applicable to foreign investment in the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.
The PRC government has initiated a series of regulatory actions and statements to regulate business operations in the PRC, including cracking down on illegal activities in the securities market, enhancing supervision over PRC-based companies listed outside the PRC using VIE structure adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are relatively new, it is uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact of such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on a U.S. or other foreign exchange. Although we do not have a VIE structure, due to our operations in the PRC, any future PRC, U.S. or other rules and regulations that place restrictions on capital raising or other activities or require enhanced disclosure by PRC-based companies could adversely affect our business and results of operations and the market price of our ordinary shares.
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
The approval of and the filing with the CSRC has been, and may in the future, be required under a PRC regulation in connection with any future offerings of our securities in the U.S. market.
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
As an Existing Issuer, we will be subject to the requirements imposed by the New Filing Rules in connection with future securities offerings, including future sales of our ordinary shares under our “at the market” offering program. For example, in connection with a March 2026 private placement of our ordinary shares, we are required to submit a CSRC filing pursuant to the New Filing Rules. We cannot assure investors that we will be able to complete such filing or comply with any other requirements that will be imposed on us under the New Filing Rules, on a timely basis or at all. Failure to comply with the filing requirements or any other requirements under the New Filing Rules could result in orders of rectification, warnings, fines to the relevant PRC domestic companies ranging from RMB 1 million to RMB 10 million and fines on the controlling shareholder and other responsible persons, restrictions on our operations, having to delist from a stock exchange, the halting of securities offerings to foreign investors and other actions that could materially and adversely affect our operations and the interests of our investors and cause a significant depreciation in the price of our ordinary shares.
Additionally, the requirements imposed by the New Filing Rules may delay or deter future offerings of our securities and impair our ability to obtain financing on acceptable terms or at all.
Further, on February 24, 2023, the CSRC, the Ministry of Finance and other competent authorities issued the Provisions on Strengthening the Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Enterprises (the “Confidentiality and Archives Provisions”) which took effect on March 31, 2023, replaced the Provisions on Strengthening the Confidentiality and Archives Administration of Overseas Securities Offering and Listing issued on October 20, 2009. Under the Confidentiality and Archives Provisions, for securities offerings and listings outside the PRC (either directly or indirectly), the PRC-based companies shall strictly abide by relevant PRC laws and regulations to strengthen the legal consciousness for the confidentiality of state secrets and archives administration, and establish and improve the confidentiality and archives administration system, including without limitation (i) if a PRC-based company or its listed entity outside of the PRC intends to provides or publicly disclose certain documents and materials involving state secrets or governmental work secrets to other parties, including securities companies, security service agencies, regulatory authorities outside the PRC, and other entities and individuals, it must first report to and obtain the approval from competent governmental authority and make a filing with the competent secrecy administrative department; and (ii) the PRC-based company and securities companies or securities service providers with which it shares regulated information must first obtain the approval of CSRC or competent governmental authorities before cooperating with or providing any documents and materials for inspection and investigation by securities regulatory authorities or relevant competent authorities outside the PRC. As the Confidentiality and Archives Provisions were recently promulgated, their interpretation and implementation remain substantially uncertain. It is possible that the implementation of this regulation could hinder our ability to comply with U.S. securities laws and continued listing requirements or impede routine due diligence by securities counsel, potential underwriters or other investors, for instance by preventing or delaying the provision of requested information or the filing of material agreements or disclosures. The fruition of such risks could significantly limit or completely hinder our access to the U.S. capital markets and could cause the value of our securities to significantly decline or become worthless.
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
Governmental control of currency conversion may limit our ability to remit funds out of the PRC and utilize our capital or future revenues effectively and could affect the value of any investment in our ordinary shares.
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
In light of the flood of capital outflows of the PRC in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped-up scrutiny of major outbound capital movement including direct investment outside the PRC. More restrictions and a substantial vetting process have been put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fails to satisfy the applicable direct investment outside the PRC filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to non-PRC currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient non-PRC currencies to satisfy our non-PRC currency demands, we may not be able to pay dividends in non-PRC currencies to our shareholders.
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
Dividends paid to our non-PRC investors (should we ever pay dividends) and gains on the sale of our ordinary shares by our non-PRC investors may become subject to PRC tax.
Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council, a 10% PRC withholding tax is applicable to dividends paid to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Any gain realized on the transfer of ordinary shares by such investors is also subject to PRC tax at a current rate of 10%, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our ordinary shares, and any gain realized from the transfer of our ordinary shares, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to individual investors who are non-PRC residents and any gain realized on the transfer of ordinary shares by such investors may be subject to PRC tax (which in the case of dividends may be withheld at source) at a rate of 20%. Any PRC tax liability may be reduced by an applicable tax treaty. However, if we or any of our subsidiaries established outside the PRC are considered a PRC resident enterprise, it is unclear whether holders of our ordinary shares would be able to claim the benefit of income tax treaties or agreements entered into between the PRC and other countries or areas. If dividends paid to our non-PRC investors, or gains from the transfer of our ordinary shares by such investors, are deemed as income derived from sources within the PRC and thus are subject to PRC tax, the value of our ordinary shares may decline significantly.
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
Recent litigation, regulatory scrutiny and negative publicity surrounding PRC-based companies listed in the U.S. may result in increased regulatory scrutiny of us and negatively impact the trading price of our ordinary shares.
We believe that litigation, regulatory scrutiny and negative publicity surrounding PRC-based companies that are listed in the U.S. have negatively impacted stock prices for such companies. U.S.-listed public companies that have substantial operations in the PRC have been the subject of intense scrutiny by investors, equity-based research organizations and regulatory agencies, such as the SEC and PCAOB. Some of these companies have become subject to shareholder litigation or are conducting internal or external investigations into allegations of, among other things, accounting irregularities and mistakes, a lack of effective internal controls over financial accounting and inadequate corporate governance policies. Any similar scrutiny of us, regardless of its lack of merit, could result in a diversion of management resources and energy, potential costs to defend ourselves against rumors or litigation, decreases and volatility in our ordinary share trading price, and increased directors and officers insurance premiums, and could have a material adverse effect upon our business, results of operations and financial condition.
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
The pharmaceutical industry in the PRC is subject to comprehensive government regulation and supervision encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. See Item 1. “Business Overview—Government Regulation and Product Approval—PRC Regulation” for a discussion of the regulatory requirements that are applicable to our current and planned business activities in the PRC. In recent years, the regulatory framework in the PRC regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our Product Candidates in the PRC and reduce the current benefits we believe are available to us from developing and manufacturing Product Candidates in the PRC. PRC authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in the PRC. We believe our strategy and approach are aligned with the PRC government’s regulatory policies, but we cannot ensure that our strategy and approach will remain so aligned.
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
The SEC, the DOJ and other U.S. authorities often have substantial difficulties in bringing and enforcing actions against non-U.S. companies such as us, and non-U.S. persons, such as our directors and officers in the PRC. Due to jurisdictional limitations, matters of comity and various other factors, the SEC, the DOJ and other U.S. authorities may be limited in their ability to pursue bad actors, including in instances of fraud, in emerging markets such as the PRC. With respect to our operations and assets in the PRC, there are significant legal and other obstacles for U.S. authorities to obtain information needed for investigations or litigation against us or our directors, executive officers or other gatekeepers in case we or any of these individuals engage in fraud or other wrongdoing. In addition, local authorities in the PRC may be constrained in their ability to assist U.S. authorities and non-PRC investors in connection with legal proceedings. As a result, if we, our directors, executive officers or other gatekeepers commit any securities law violation, fraud or other financial misconduct, the U.S. authorities may not be able to conduct effective investigations or bring and enforce actions against us, our directors, executive officers or other gatekeepers. Therefore, investors may not be able to enjoy the same protection provided by various U.S. authorities as it is provided to investors in U.S. domestic companies.
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
Increases in prices for raw materials or other inputs that our suppliers use, or increases in logistics and related costs, including as a result of inflation, tariffs and rising interest rates, have led and may continue to lead to higher operation costs for us. In addition, any increase in the cost, or reduced availability, of critical materials for our suppliers could lead to higher costs for our preclinical studies and clinical trials and impede our ability to successfully reach the safety and efficacy results of our Product Candidates. Further, increasing global demand for, and uncertain supply of, such materials could disrupt our or our suppliers’ ability to obtain such materials in a timely manner and/or could lead to increased costs. Geopolitical risk, fluctuations in supply and demand, fluctuations in interest rates, fluctuations in exchange rates, fluctuations in tariffs, and other economic and political factors have created and may continue to create pricing pressure for raw materials and other inputs. These economic pressures could, in turn, negatively impact our operation and business.
We or the third parties upon whom we depend may be adversely affected by earthquakes, fires, floods or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our facilities are located in San Diego, California, and Taicang, Suzhou, PRC, which are areas that have experienced earthquakes and fires. If earthquakes, fires, floods, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our facilities, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Although we have a disaster recovery and business continuity plan in place, we may incur substantial expenses as a result of the limited nature of our internal plan or the absence or limited nature of our third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, some parties in our supply chain may be operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY
Our Board of Directors (the “Board”) and management recognize the importance of maintaining the trust and confidence of our clinical trial participants, investors, business partners and employees. The Board and the Audit Committee of the Board (the “Audit Committee”) are involved in oversight of our cybersecurity program as part of our approach to risk management. In general, we seek to address cybersecurity risks through a comprehensive cybersecurity risk management program intended to protect the confidentiality, integrity, security and availability of our critical systems and the information that we create through our business operations by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include, but are not limited to, the following:
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•The utilization of Microsoft 365 services for email, data storage, Identity Provider for Single Sign-On, and other technical controls such as remote user and device management;
•Mandatory multi-factor authentication (“MFA”) for all remote access and privileged accounts, and MFA or comparable controls for all user accounts;
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
•The utilization of Rapid7 Managed Detection and Response, Bitsight, Cynomi Governance, Risk and Compliance, Harmony Email & Collaboration, annual Microsoft 365 security assessments, vCISO services, and other related solutions, to continuously monitor and strengthen our security posture and proactively manage risk;
•Continuous vulnerability scanning and remediation tracking, supplemented by annual third-party risk assessments and penetration testing;
•Regular monitoring of our Microsoft security score, which serves as a benchmark for our security posture and guides our continuous improvement efforts;
•Risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•A security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;

•Regular security awareness training sessions for employees, including incident response personnel and senior management (such as simulated phishing email campaigns managed by KnowBe4, a third-party leader in security awareness training);
•A disaster recovery program, including business continuity procedures in the event of a disaster, backup procedures, failover features with up-to-date SaaS services, and data recovery protocols; and
•A third-party risk management process to safeguard against risks posed by key service providers, based on our assessment of their respective criticality to our operations and respective risk profile, encompassing risk identification, due diligence and risk assessment prior to engagement, categorization of third parties based on risk levels, and ongoing monitoring of critical third parties, including review of SOC 2 reports, cybersecurity insurance coverage and period reassessment;
•Annual penetration testing conducted by a qualified third-party provider, with results reported to the Audit Committee;
•Deployment of endpoint detection and response capabilities across workstations and servers with continuous 24/7 monitoring; and
•Cybersecurity insurance coverage that we believe is appropriate for a clinical-stage biotechnology company of our size, stage and risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We did not experience any material IT security incidents during the fiscal year. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Our IT Systems, or those of our CROs, CMOs, other contractors, vendors, consultants or collaborators, may fail or suffer system failures, security breaches or deficiencies in cybersecurity, which could results in a material disruption of our product development programs, compromise sensitive information related to our business or trigger contractual and legal obligations.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including management’s implementation of our cybersecurity risk management program.
The Audit Committee receives periodic reports from management on our cybersecurity risks, and our IT team directly reports to the Audit Committee on a periodic basis. In addition, management updates the Audit Committee, where appropriate, regarding any significant cybersecurity incidents it considers to be significant or potentially significant.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also periodically receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from internal staff as part of the Board’s continuing education on topics that impact public companies.
Our Director of Information Technology, who reports to our principal financial officer, leads the operational oversight of Company-wide cybersecurity risk management program, and works across relevant departments to assess, manage, and help prepare our directors, internal cybersecurity personnel and retained external cybersecurity consultants to address cybersecurity risks. Specific cybersecurity related responsibilities of the Director of Information Technology include overseeing our processes and strategies for the detection, mitigation, and remediation of cybersecurity incidents. Our Director of Information Technology has over 25 years of diverse experience in information technology, including management roles at managed service providers, enabling him to effectively oversee cybersecurity risks and threats.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2. PROPERTIES.
In February 2025, we relocated our corporate headquarters to a new location in San Diego, California. The associated operating lease is for 6,942 square feet of office space and expires on January 31, 2028.
We also have an operating lease for 25,476 square feet of laboratory and office space in Taicang, China, with an initial lease term that expires on April 30, 2027.
We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative space will be available in the future on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS.
From time to time, we may be a party to litigation or subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Information About Our Ordinary Shares
Our ordinary shares are traded on The Nasdaq Global Market, under the symbol “CNTB.”
Shareholders
As of February 28, 2026, there were 8 holders of record of our ordinary shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
•Critical accounting estimates. This section contains a discussion of the accounting estimates that we believe are important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies are summarized in Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
•Results of operations. This section provides a description of our revenues and expenses, as well as an analysis of our results of operations presented in the accompanying consolidated statements of operations and comprehensive loss by comparing the results for the year ended December 31, 2025 to the results for the year ended December 31, 2024.
•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding commitments and contingencies that existed as of December 31, 2025. Included in this discussion is our financial capacity to fund our future commitments and a discussion of other financing arrangements.
Overview
Connect Biopharma, headquartered in San Diego, California, is a clinical-stage biopharmaceutical company dedicated to transforming care for asthma and COPD. The Company is advancing rademikibart, a next generation, potentially best-in-class antibody designed to target IL-4Rα.
Corporate Updates

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

Critical Accounting Estimates
A summary of the significant accounting policies is provided in Note 3 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Revenue Recognition
Our license and collaboration revenues have been generated through a collaborative development, manufacturing and commercialization agreement. The terms of the agreement include the license of intellectual property and associated know-how and the provision of other goods and services. Payments to us under a collaborative agreement typically include one or more for the following: non-refundable, upfront license fees; manufacturing supply services; milestone payments; and royalties on future product sales. We utilize key assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the agreement, which may include revenue forecasts, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. To date, our estimates have not differed materially from actual values. Because the amount of revenue recognized for each performance obligation is determined based upon its relative stand-alone price, changes in the estimated fair value of the stand-alone selling price for each performance obligation may result in a significant change to our revenue, which could materially affect our results of operations or financial position.
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
Recent Accounting Pronouncements
See Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
License and Collaboration Revenues
License and collaboration revenues relate to the Simcere License Agreement under which Simcere has been granted exclusive rights to develop, manufacture, and commercialize rademikibart for all indications in Greater China, including mainland China, Hong Kong, Macau, and Taiwan.
License and collaboration revenues for the year ended December 31, 2025 were $64,000 for cost reimbursements for clinical materials. License and collaboration revenues for the year ended December 31, 2024 were $26.0 million for the upfront license fee, achievement of certain development milestones and cost reimbursements.

Research and Development Expense
All costs of research and development are expensed in the period incurred. Research and development expense consists primarily of fees paid to external service providers, salaries and related costs for personnel, share-based compensation expense, and other costs incurred related to our Product Candidates.
Research and development expense consisted of the following (in thousands):

	December 31,
	2025	2024
Rademikibart-related costs	$25,411	$16,304
Other development related costs	86	460
Personnel costs and other expenses	11,202	9,541
Share-based compensation expense	1,099	2,951
Total research and development expense	$37,798	$29,256
For the year ended December 31, 2025, research and development expense was $37.8 million, compared to $29.3 million for the same period in 2024. The increase in research and development expense was primarily due to an increase in costs related to the development of rademikibart. During the second quarter of 2025, we initiated two rademikibart Phase 2 clinical trials in patients experiencing an acute exacerbation of asthma or COPD. This increase was partially offset by a decrease in non-cash, share-based compensation expense.
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
We expect research and development expense to increase in 2026 to support our development efforts, including completion of the ongoing Phase 2 clinical trials of rademikibart. The lengthy process of completing our clinical trials and seeking regulatory approval for our Product Candidates requires the expenditure of substantial resources.
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
For the year ended December 31, 2025, general and administrative expense was $20.3 million, compared to $19.2 million for the same period in 2024. The increase in general and administrative expense was primarily due to an increase in professional fees to support our efforts to become more U.S.-centric. This increase was partially offset by a decrease in non-cash, share-based compensation expense.
Other Income, Net
For the year ended December 31, 2025, other income, net was $2.8 million, compared to $7.0 million for the same period in 2024. The decrease in other income, net was primarily due to a decrease in government subsidies and interest income earned on our invested cash balances.
Income Tax Expense
Income tax expense is recognized based on the income tax rates in the following main tax jurisdictions where we operate. We are incorporated in the Cayman Islands, with subsidiaries in Hong Kong, the PRC, Australia and the U.S., and we are exempt from income tax in the Cayman Islands. There is no tax expense in Hong Kong, PRC or Australia as there was no estimated assessable profit that was subject to tax. Our U.S. entity is a service provider for the Hong Kong entity and as a result its cost-plus income is subject to taxation in the U.S. Income tax expense for both the years ended December 31, 2025 and 2024 was $0.2 million.

Reorganization
See Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for discussion of the Company’s executive officer reorganization plan.
Liquidity and Capital Resources

Summary of Statement of Cash Flows

Our net cash used in operating activities for the year ended December 31, 2025 was $51.2 million, compared to $23.6 million for the same period in 2024. The increase in net cash used in operating activities was primarily due to an increase in net loss of $39.9 million and decrease in non-cash, share-based compensation expense of $3.0 million, partially offset by net changes in our operating assets and liabilities of $16.1 million.

Our net cash provided by investing activities for the year ended December 31, 2025 was $9.8 million, compared to net cash used in investing activities of $3.5 million for the same period in 2024. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $10.3 million for the year ended December 31, 2025, compared to net purchases of $2.7 million for the year ended December 31, 2024.

Our net cash provided by financing activities for the year ended December 31, 2025 was $1.1 million, compared to $0.2 million for the same period in 2024. The increase in cash provided by financing activities was mainly due to an increase in net proceeds from stock option exercises and purchases under the ESPP.

Liquidity and Material Cash Requirements

As of December 31, 2025, we had $44.3 million in cash, cash equivalents and short-term investments. In March 2026, we entered into a securities purchase agreement with a select group of institutional accredited investors to sell 6.1 million shares of our ordinary shares in a private placement (“Private Placement”). The gross proceeds from the Private Placement are $20.2 million, before deducting placement agent fees and other offering expenses. We estimate the placement agent fees and other offering expenses will be $1.6 million. The Private Placement is scheduled to close on or about March 31, 2026. Based on our current operating plans, we expect that our cash, cash equivalents and short-term investments, including the net proceeds from the Private Placement, will be sufficient to fund operations for a period of at least one year from the date this Annual Report on Form 10-K for the year ended December 31, 2025 is filed with the SEC.

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

In February 2025, we relocated our corporate headquarters to a new location in San Diego, California. This operating lease for the new corporate headquarters is for 6,942 square feet of office space and expires on January 31, 2028. We have agreed to pay a basic annual rent for the additional office space that increases incrementally over the term of the lease from $0.3 million for the first 12 months of the lease (inclusive of certain rent abatements) to $0.4 million for the last 12 months of the lease, and such other amounts as set forth in the lease. In addition, we have a lease for 25,476 square feet of laboratory and office space in Taicang, China, with a lease term that expires on April 30, 2026. As of December 31, 2025, we had total operating lease obligations of $0.8 million, with $0.4 million due in one year and $0.4 million due within two years.

In March 2026, we entered into a lease amendment to extend the term of our operating lease in Taicang, China until April 30, 2027. The total rent expense due under this extension is $0.1 million.

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

There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. High interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical conflicts such as the ongoing war involving Ukraine, the impact of any tariffs imposed by or on the U.S. or other matters impacting global trade, shifting priorities and policies within the U.S. federal government, worsening global macroeconomic conditions, and employee availability and wage increases, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Connect Biopharma Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Connect Biopharma Holdings Limited (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
March 31, 2026

CONNECT BIOPHARMA HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$38,345	$78,232
Short-term investments	5,997	15,476
Accounts receivable, net	13	789
Prepaid expenses and other current assets	6,574	2,464
Total current assets	50,929	96,961
Property and equipment, net	3,808	4,048
Right-of-use lease assets, net	647	189
Intangible assets, net	45	53
Other assets	646	33
Total assets	$56,075	$101,284
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,964	$342
Accrued liabilities	11,160	7,802
Contract liabilities	167	164
Current lease liabilities	322	154
Total current liabilities	13,613	8,462
Non-current lease liabilities	368	24
Other non-current liabilities	114	632
Total liabilities	14,095	9,118
Commitments and contingencies (see Note 7)
Shareholders' equity:
Preferred shares, $0.000174 par value: 40,000,000 shares authorized; no shares issued or outstanding at December 31, 2025 and 2024	—	—
Ordinary shares, $0.000174 par value; 400,000,000 shares authorized; 56,442,308 and 55,349,208 shares issued and outstanding at December 31, 2025 and 2024, respectively	10	10
Additional paid-in capital	444,176	439,357
Accumulated other comprehensive loss	(1,191)	(1,666)
Treasury shares	(180)	(180)
Accumulated deficit	(400,835)	(345,355)
Total shareholders' equity	41,980	92,166
Total liabilities and shareholders' equity	$56,075	$101,284
See accompanying Notes to Consolidated Financial Statements.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024
License and collaboration revenues	$64	$26,033
Operating expenses:
Research and development expense	37,798	29,256
General and administrative expense	20,340	19,229
Total operating expenses	58,138	48,485
Loss from operations	(58,074)	(22,452)
Other income, net:
Interest income	2,268	4,453
Other income (expense)	523	2,594
Total other income, net	2,791	7,047
Net loss before income tax	(55,283)	(15,405)
Income tax expense	197	223
Net loss	$(55,480)	$(15,628)
Other comprehensive loss:
Foreign currency translation adjustments	477	(670)
Unrealized gains (losses) on available-for-sale investments	(2)	12
Comprehensive loss	$(55,005)	$(16,286)

Basic and diluted net loss per ordinary share	$(1.00)	$(0.28)
Weighted-average ordinary shares outstanding, basic and diluted	55,660	55,213
See accompanying Notes to Consolidated Financial Statements.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount			Shares
Balance, December 31, 2023	55,103	$10	$432,402	$(1,008)	$(180)	$(329,727)	$101,497
Issuance of ordinary shares under Employee Stock Purchase Plan	45	—	33	—	—	—	33
Issuance of ordinary shares upon exercise of stock options	201	—	194	—	—	—	194
Share-based compensation expense	—	—	6,728	—	—	—	6,728
Net loss	—	—	—	—	—	(15,628)	(15,628)
Net unrealized gains on available-for-sale investments	—	—	—	12	—	—	12
Foreign currency translation adjustments	—	—	—	(670)	—	—	(670)
Balance, December 31, 2024	55,349	10	439,357	(1,666)	(180)	(345,355)	92,166
Issuance of ordinary shares under Employee Stock Purchase Plan	312	—	218	—	—	—	218
Issuance of ordinary shares upon exercise of stock options	781	—	875	—	—	—	875
Share-based compensation expense	—	—	3,726	—	—	—	3,726
Net loss	—	—	—	—	—	(55,480)	(55,480)
Net unrealized losses on available-for-sale investments	—	—	—	(2)	—	—	(2)
Foreign currency translation adjustments	—	—	—	477	—	—	477
Balance, December 31, 2025	56,442	$10	$444,176	$(1,191)	$(180)	$(400,835)	$41,980
See accompanying Notes to Consolidated Financial Statements.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024
Operating activities:
Net loss	$(55,480)	$(15,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,726	6,728
Depreciation and amortization	704	660
Accretion of discounts on available-for-sale investments	(773)	(123)
Impairment of property and equipment	—	232
Loss on disposal of property and equipment	37	9
Change in operating assets and liabilities:
Accounts receivable, net	776	(789)
Prepaid expenses and other current assets	(4,110)	1,786
Other non-current assets	(605)	—
Accounts payable	1,622	(1,867)
Accrued liabilities	3,358	(1,677)
Contract liabilities	3	(13,156)
Operating lease liabilities	54	(14)
Other non-current liabilities	(518)	227
Net cash used in operating activities	(51,206)	(23,612)
Investing activities:
Purchases of short-term investments	(30,470)	(15,451)
Proceeds from maturities and sales of short-term investments	40,720	12,750
Purchases of property and equipment	(434)	(750)
Proceeds from sale of property and equipment	2	—
Net cash provided by (used in) investing activities	9,818	(3,451)
Financing activities:
Proceeds from shares issued under the Employee Share Purchase Plan	218	33
Proceeds from exercise of stock options	875	194
Net cash provided by financing activities	1,093	227
Effect of exchange rate changes on cash and cash equivalents	408	(595)
Net decrease in cash and cash equivalents	(39,887)	(27,431)
Cash and cash equivalents at beginning of year	78,232	105,663
Cash and cash equivalents at end of year	$38,345	$78,232
Supplemental disclosure of cash flow information:
Federal income taxes paid	$291	$110
State income taxes paid	$1	$1
See accompanying Notes to Consolidated Financial Statements.

CONNECT BIOPHARMA HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Business
Connect Biopharma Holdings Limited (“Connect,” “Connect Biopharma,” the “Company,” “we,” “us,” “our” and similar terms refer to Connect Biopharma Holdings Limited, together with its subsidiaries), headquartered in San Diego, California, is a clinical-stage biopharmaceutical company dedicated to transforming care for asthma and chronic obstructive pulmonary disease. The Company is advancing rademikibart, a next generation, potentially best-in-class antibody designed to target interleukin-4-receptor alpha.
Connect Biopharma was incorporated in November 2015 in the Cayman Islands as an exempted company with limited liability. The Company completed its initial public offering in March 2021, and its ordinary shares, par value $0.000174 per share (“Ordinary Shares”), are listed on the Nasdaq Global Market under the symbol “CNTB”.
2. Liquidity and Going Concern
As of December 31, 2025, the Company had $44.3 million in cash, cash equivalents and short-term investments. In March 2026, the Company entered into a securities purchase agreement with a select group of accredited investors to sell 6.1 million shares of its ordinary shares in a private placement (“Private Placement”). The gross proceeds from the Private Placement are $20.2 million, before deducting placement agent fees and other offering expenses. The Company estimates the placement agent fees and other offering expenses will be $1.6 million. The Private Placement is scheduled to close on or about March 31, 2026. Based on its current operating plans, the Company expects that its cash, cash equivalents and short-term investments, including the net proceeds from the Private Placement, will be sufficient to fund operations for a period of at least one year from the date this Annual Report on Form 10-K for the year ended December 31, 2025 is filed with the Securities and Exchange Commission (“SEC”).

3.Summary of Significant Accounting Policies
Basis of Presentation
The Company continues to qualify as a Foreign Private Issuer under SEC rules, however, the Company has voluntarily elected to become a domestic filer, beginning with its Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and applicable rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.
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
As of December 31, 2025 and 2024, we determined that an allowance for credit losses was not required. For the years ended December 31, 2025 and 2024, we did not have any material write-offs of accounts receivable balances.
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
When the Company enters into any arrangement involving the sale or license of intellectual property rights and other services, the Company determines whether the arrangement is subject to accounting guidance in Topic 606 and ASC 808, Collaboration Arrangements. If the Company determines that an arrangement includes goods or services that are central to the Company’s business operations for consideration, the Company will then identify the performance obligations in the contract using the unit of account guidance in Topic 606. For a distinct unit of account that is within the scope of Topic 606, the Company applies all of the accounting requirements in Topic 606 to that unit of account, including the recognition, measurement, presentation and disclosure requirements. For a distinct unit of account that is not within the scope of Topic 606, the Company will recognize and measure the distinct unit of account based on other authoritative ASC Topics or on a reasonable, rational, and consistently applied policy election.
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
Share-Based Compensation Expense
On January 1, 2025, we began using the Black-Scholes option pricing model to estimate the fair value of each option grant on the grant date, in order to better align with our peers. Prior to 2025, we estimated the fair value of each option grant on the grant date using the Binomial option pricing model. In connection with our change in method of estimating the fair value per share, we also began estimating the expected term of each option grant based on the simplified method described in SEC Staff Accounting Bulletin No. 107, Share-Based Payment. We believe the simplified method is appropriate, as all of our stock option grants would be considered “plain-vanilla” and we have a limited history of option exercise activity. The fair value of each option grant is then amortized using the straight-line single-option method of attributing the value of share-based compensation to expense over the requisite service periods of the awards. Forfeitures are accounted for, as incurred, as a reversal of share-based compensation expense related to awards that will not vest. The fair value of each employee share purchase right is estimated on the grant date using the Black-Scholes option pricing model. The estimated fair value of each purchase right is then expensed on a straight-line basis over the requisite service period, which is generally the purchase period. The Binomial option pricing model and the Black-Scholes option pricing model require inputs of subjective assumptions, including each option’s expected life and price volatility of the underlying shares.
Government Grants
The Company has received research grants under which it is reimbursed for specific research and development activities. We recognize government grants when there is reasonable assurance of compliance with grant conditions and receipt of the credits or funds. Government grants received in advance of costs being incurred are deferred until the associated costs are recognized. Payments received are recognized as other income in the statements of operations and comprehensive loss over the period in which the Company recognizes the related costs. For the years ended December 31, 2025 and 2024, the Company received government grants of $0.1 million and $2.6 million, respectively, primarily related to incentives to support research and development activities.
Income Taxes
Income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred tax assets and liabilities are recognized when temporary differences exist between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Net operating loss carryforwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized. The total amount of unrecognized tax benefits, if recognized, would affect other tax accounts, primarily deferred taxes in future periods, and would not affect our effective tax rate, since we maintain a full valuation allowance against our deferred tax assets (see Note 12). We recognize interest and penalties related to income tax matters in income tax expense.
Segment Reporting

The Company operates as one reportable segment. The Company’s Chief Operating Decision-Maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources and assessing performance (see Note 13).
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
Because the Company incurred a net loss for the years ended December 31, 2025 and 2024, the following ordinary share equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	December 31,
	2025	2024
Stock options outstanding	15,191	14,263
Employee share purchase rights	563	467
	15,754	14,730
Recent Accounting Pronouncements
Adopted
In December 2023, FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance income tax reporting disclosures and require disclosure of specific categories in the tabular rate reconciliation. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. On January 1, 2025, we adopted the provisions of ASU 2023-09 on a prospective basis and the required disclosures are included Note 12. The adoption of ASU 2023-09 did not have a material impact on our annual consolidated financial statements but resulted in new or expanded disclosures upon adoption.

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

In December, 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 establishes the accounting for government grants received by business entities, including guidance for (1) a grant related to an asset and (2) a grant related to income. The provisions of ASU 2025-10 can be applied on either a modified prospective or modified retrospective approach. The amendments in ASU 2025-10 are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We are currently evaluating the impact of ASU 2025-10 on our consolidated financial statement and related disclosures.
4.Fair Value Measurements
We measure cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,531	$8,531	$—	$—
U.S. treasury bills	3,997	3,997	—	—
U.S. government agency obligations	3,001	—	3,001	—
U.S. corporate debt securities	1,001	—	1,001	—
U.S. commercial paper	10,973	—	10,973	—
Foreign commercial paper	8,458	—	8,458	—
Total	$35,961	$12,528	$23,433	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$43,090	$43,090	$—	$—
U.S. treasury bills	5,936	5,936	—	—
U.S. government agency obligations	8,325	—	8,325	—
U.S. corporate debt securities	1,387	—	1,387	—
U.S. commercial paper	1,831	—	1,831	—
Foreign commercial paper	980	—	980	—
Total	$61,549	$49,026	$12,523	$—
We have not transferred any investment securities between the three levels of the fair value hierarchy.
As of December 31, 2025, cash equivalents included $21.4 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $6.0 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2024, cash equivalents included $3.0 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $15.5 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of December 31, 2025 and 2024 are included in cash and cash equivalents on the consolidated balance sheets.
The Company’s cash equivalents and short-term investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2025 or 2024. The Company does not have any investments classified as Level 3.
5.Balance Sheet Details
Available-for-Sale Investments
The following is a summary of our available-for-sale investments (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$3,995	$2	$—	$3,997
U.S. government agency obligations	3,002	—	(1)	3,001
U.S. corporate debt securities	1,000	1	—	1,001
U.S. commercial paper	10,974	—	(1)	10,973
Foreign commercial paper	8,460	—	(2)	8,458
Total	$27,431	$3	$(4)	$27,430

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$5,934	$2	$—	$5,936
U.S. government agency obligations	8,326	—	(1)	8,325
U.S. corporate debt securities	1,387	—	—	1,387
U.S. commercial paper	1,831	—	—	1,831
Foreign commercial paper	980	—	—	980
Total	$18,458	$2	$(1)	$18,459
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
The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its credit losses related to its available-for-sale securities were immaterial at December 31, 2025 and December 31, 2024.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The Company regularly monitors and evaluates the realizable value of its available-for-sale investment securities. The Company did not recognize any impairment losses for the years ended December 31, 2025 or 2024.
Unrealized gains and losses associated with the Company’s investments are reported in accumulated other comprehensive loss. For the year ended December 31, 2025, the Company recorded $2,000 in net unrealized losses associated with our available-for-sale investments. For the year ended December 31, 2024, the Company recorded $12,000 in net unrealized gains associated with our available-for-sale investments.
Realized gains and losses associated with its investments, if any, are reported in the statements of operations and comprehensive loss. The Company did not recognize any realized gains or losses during the years ended December 31, 2025 or 2024.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid clinical and manufacturing expenses	$5,825	$1,541
Prepaid insurance	329	242
Prepaid taxes	243	—
Interest receivables	148	262
Other prepaid expenses and current assets	29	419
Total prepaid expenses and other current assets	$6,574	$2,464
Property and Equipment
Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$5,905	$5,453
Leasehold improvements	859	830
Computer equipment	165	180
Furniture, fixtures, office equipment and other	170	213
Property and equipment, gross	7,099	6,676
Less: accumulated depreciation and amortization	(3,291)	(2,628)
Property and equipment, net	$3,808	$4,048
Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $0.7 million for both periods. No impairment loss was recorded during the year ended December 31, 2025. The Company recorded an impairment loss of $0.2 million for the year ended December 31, 2024.
Accrued Liabilities
Accrued liabilities consists of the following (in thousands):

	December 31,
	2025	2024
Accrued clinical, manufacturing and professional expense	$8,086	$4,211
Accrued compensation and benefits	2,914	3,342
Other accrued expenses	160	249
Total accrued liabilities	$11,160	$7,802

6.License and Collaboration Revenues
Simcere License Agreement
On November 21, 2023 (the “Effective Date”), Connect HK and Connect SZ (“Licensor”) entered into an exclusive license and collaboration agreement (the “License Agreement”) with Simcere Pharmaceutical Co., Ltd. (“Simcere” or “Licensee”), a subsidiary of Simcere Pharmaceutical Group Ltd., to develop and commercialize rademikibart in Greater China.
Simcere has been granted exclusive rights to develop, manufacture, and commercialize rademikibart for all indications in Greater China, including mainland China, Hong Kong, Macau, and Taiwan (the “Territory”), while Connect retains rights in all other markets. Under the License Agreement, Connect was required to complete all of rademikibart’s ongoing clinical trials and related analysis in the Territory in atopic dermatitis (“AD”), while the Licensee is responsible for rademikibart’s new drug application for AD in China and will also conduct and be responsible for the costs of all future clinical studies in all additional disease indications for rademikibart in Greater China.
As consideration for the rights granted to Simcere under the License Agreement, Simcere paid the Licensor a non-refundable, non-creditable up-front fee of approximately $21 million. Simcere is also required to make milestone payments to the Licensor upon the achievement of certain development, regulatory and commercial milestones (“Milestones”), initially totaling up to $123 million. In 2024, we received approximately $5 million in Milestone payments from Simcere for the achievement of certain development Milestones. In 2025, one time-based Milestone in the amount of approximately $8 million lapsed because it was not achieved by the deadline set forth in the License Agreement. Accordingly, as of December 31, 2025, we are eligible to receive remaining Milestone payments up to an aggregate amount of approximately $110 million. The achievement of these Milestones is dependent upon the timing and success of future development, regulatory and commercial activities to be completed by Simcere. Simcere is also required to make payments for cost reimbursements related to certain development activities, including supply of material for clinical development. The License Agreement additionally provides that Simcere is obligated to pay Licensor royalties at tiered percentage rates up to low double-digit percentages on net sales of the licensed product in the Territory.
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
When an intellectual property license is determined to be a predominant promise in the arrangement, sales-based milestone payments and royalties are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. For cost reimbursements related to the supply of material for clinical development, the Company recognizes revenue when Simcere obtains control of the goods. For the year ended December 31, 2025, the Company recognized $0.1 million as license and collaboration revenues related to cost reimbursements for clinical materials. For the year ended December 31, 2024, the Company recognized $26.0 million as license and collaboration revenues. Of the $26.0 million, $24.4 million related to the upfront license fee and achievement of certain development milestones and $1.6 million related to cost reimbursements for clinical materials.
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
Contract Assets and Liabilities
As of December 31, 2025 and 2024, the Company had no contract assets related to the License Agreement. As of December 31, 2025 and 2024, the Company had $0.2 million in contract liabilities related to the upfront fee received under the License Agreement. During the year ended December 31, 2024, $13.1 million of the contract liability was recognized as revenue which was included in the contract liability balance at the beginning of the year.
7.Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any material litigation and did not have contingency reserves established for any liabilities as of December 31, 2025 or 2024.
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

We have an operating lease for 25,476 square feet of laboratory and office space in Taicang, China, with a lease term that expires on April 30, 2027. We also had an operating lease for 3,628 square feet of office space in San Diego, California, with a lease term that expired on April 30, 2025.
As of December 31, 2025 and 2024, the weighted average remaining lease term was 2.0 years and 1.0 year, respectively, and the weighted average discount rate used to determine the operating lease liability was 8.1% and 4.8%, respectively.
Rent expense under all operating leases totaled $0.5 million and $0.3 million, respectively, for the years ended December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, we paid $0.4 million and $0.3 million, respectively, for our operating leases.
Annual future minimum lease payments as of December 31, 2025 are as follows (in thousands):

Year ended December 31:
2026	$372
2027	354
2028	29
Thereafter	—
Total future minimum lease payments	755
Less: amount representing interest	(65)
Total lease liabilities	$690
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
8.Reorganization
Executive Officer Departures
During the second and third quarters of 2024, we implemented changes to our executive leadership structure. In connection with these changes, we provided three executive officers with one-time severance payments upon termination, continued benefits for a specified period of time, and certain stock option modifications. The total expense for these activities was $3.2 million, $2.0 million of which was primarily for cash severance and $1.2 million of which was for non-cash, share-based compensation expense. During the year ended December 31, 2024, we recognized $3.2 million of the total expense, $1.8 million of which was included in general and administrative expense, and $1.4 million of which was included in research and development expense. As of December 31, 2025, we have paid all cash severance. We have accounted for these expenses in accordance with the FASB ASC Topic 420, Exit or Disposal Cost Obligation.
9.Shareholders’ Equity
Treasury Shares
Ordinary shares previously issued were repurchased by the Company for the purpose of issuing shares under the 2019 Stock Incentive Plan (“2019 Plan”) in 2019 and 2020. In 2021 the Company repurchased 12,705 shares for a total price of $180,000. The remaining ordinary shares were repurchased by the Company at no cost. As of December 31, 2025 and 2024, there were 2,148,386 and 2,513,495 treasury shares, respectively.
Statutory Reserves
In accordance with the People’s Republic of China (“PRC”) regulations and the articles of association of the companies registered in the PRC, companies are required to set aside 10% of their net profit for the year, offsetting any prior year losses, to the statutory surplus reserve fund as determined under the relevant PRC accounting standards. When the balance of such reserve reaches 50% of the entity’s registered capital, any further appropriation is optional. During the years ended December 31, 2025 and 2024, we did not make any profit appropriations to the reserve fund, as all of our subsidiaries in the PRC were in an accumulated loss position.
Under PRC laws and regulations, there are restrictions on the Company’s PRC subsidiaries with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. As of December 31, 2025 and 2024, restricted net assets including paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries was $15.7 million and $29.6 million, respectively.

10.Equity Incentive Plans
Employee Share Purchase Plan
In 2021, our Board approved our Employee Share Purchase Plan (“ESPP”) at which time a maximum of 600,000 ordinary shares were available for issuance. On the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, the number of shares available for issuance under the ESPP shall be increased by that number of shares equal to the lesser of 1% of the aggregate number of ordinary shares outstanding on the final day of the immediately preceding calendar year or such smaller number of shares as determined by the Board. In January 2022, the number of shares reserved for issuance under the ESPP increased by 550,763 shares. Our Board did not approve any increases to the authorized shares for fiscal years 2023, 2024 or 2025. At December 31, 2025, a total of 1,150,763 shares were authorized under the ESPP.
Under the terms of the ESPP, employees can elect to have up to a maximum of 10% of their base earnings withheld to purchase ordinary shares. The purchase price of the share is 85% of the lower of the closing prices for our ordinary shares on either: (i) the first trading day in the enrollment period, as defined in the ESPP, in which the purchase is made, or (ii) the purchase date. The length of the enrollment period is 24 months, with purchases every six months. Enrollment dates are the first business day of May and November. Under the ESPP, we issued 311,778 and 44,837 shares in 2025 and 2024, respectively. The weighted-average exercise price per share of the purchase rights exercised during 2025 and 2024 was $0.70 and $0.74, respectively. As of December 31, 2025, 442,290 ordinary shares have been issued under the ESPP and 708,473 ordinary shares are available for future issuance.
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
The 2021 Plan initially had a maximum of 6,000,000 ordinary shares available for grant. The number of ordinary shares initially available for issuance will be increased on the first day of each of our fiscal years during the term of the 2021 Plan commencing with the fiscal year beginning January 1, 2021, by an amount equal to the least of (i) 5.0% of the total number of ordinary shares issued and outstanding on the last day of the immediately preceding fiscal year; or (ii) such lesser number of shares as may be determined by the Board. Our Board determined the increase under the 2021 Plan for the fiscal years beginning January 1, 2022, 2023, 2024 and 2025, to be 5.0% 2.5%, 5.0%, and 5.0%, respectively, of our outstanding shares as determined on December 31, 2022, 2023, 2024, and 2025, respectively. In no event will more than 60,000,000 shares be issuable upon the exercise of incentive share options (within the meaning of Section 422 of the U.S. Internal Revenue Code) under the 2021 Plan. At December 31, 2025, there were 17,647,834 ordinary shares authorized for issuance and 6,325,438 shares available for future grant under the 2021 Plan. Any shares that are issuable on exercise of options granted that expire, are cancelled or that we receive pursuant to a net exercise of options are available for future grant and issuance.

2024 Employment Inducement Incentive Award Plan
The Board adopted the Company’s 2024 Employment Inducement Incentive Award Plan (“Inducement Plan”) in June 2024. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the Company’s 2021 Plan. The maximum number of ordinary shares that may be issued under the Inducement Plan is 4,500,000 shares. At December 31, 2025, there were 68,777 shares available for future grants. All stock option grants issued under the Inducement Plan were approved by our Board and were registered on Form S-8 with the SEC.
The following summarizes all stock option plan activity for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2024	14,263,242	$2.93
Granted	4,058,859	$2.10
Exercised	(781,322)	$1.12
Cancelled	(2,350,204)	$7.24
Outstanding at December 31, 2025	15,190,575	$2.14	8.5	$17.2
Options exercisable at December 31, 2025	5,096,895	$3.02	7.4	$5.8
For the year ended December 31, 2025, options cancelled consisted of 372,573 options forfeited with a weighted-average exercise price of $1.58 and 1,977,631 options expired with a weighted-average exercise price of $8.30.
The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of our ordinary shares on the date of exercise, during the year ended December 31, 2025 and 2024 was $1.0 million and $0.1 million, respectively.
On December 31, 2025, we had reserved 15,190,575 ordinary shares for future issuance on exercise of outstanding options granted under the 2019, 2021 and Inducement Plans.
Share-Based Compensation
The following summarizes share-based compensation expense related to share-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	December 31,
	2025	2024
Research and development	$1,099	$2,951
General and administrative	2,627	3,777
Total share-based compensation expense	$3,726	$6,728
As of December 31, 2025, there was $13.3 million of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of our equity compensation plans. Total unrecognized compensation cost will be adjusted for forfeitures. We expect to recognize this compensation cost over a weighted-average period of 3.0 years.

The following are the weighted-average assumptions for stock options:
Options:

	December 31,
	2025	2024
Risk-free interest rate	3.9%	4.4%
Dividend yield	0.0%	0.0%
Volatility	103.4%	104.5%
Expected life (years)	6	10
Early exercise multiple (years)	—	2.2 - 2.8
The following are the weighted-average assumptions for purchase rights under the ESPP:
ESPP:

	December 31,
	2025	2024
Risk-free interest rate	4.1%	4.2% - 4.4%
Dividend yield	0.0%	0.0%
Volatility	109.0%	111.9% - 128.5%
Expected life (years)	0.5 - 2	0.5 - 2
The weighted-average fair value of options granted was $1.71 and $1.08 for the years ended December 31, 2025 and 2024, respectively.
The weighted-average fair value of purchase rights granted under the ESPP was $0.51 and $0.38 for the years ended December 31, 2025 and 2024, respectively.
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
11.Employee Benefit Plans
We have a defined contribution 401(k) plan (the “Plan”) covering all of our employees in the U.S. We make matching cash contributions equal to 50% of each participant’s contribution during the Plan year up to a maximum amount equal to the lesser of 3% of each participant’s annual compensation or $350,000 and $345,000 for the years ended December 31, 2025 and 2024, respectively. Such amounts were recorded as expense in the corresponding years. We may also contribute additional discretionary amounts to the Plan as we determine. For the years ended December 31, 2025 and 2024, we contributed $0.2 million and $0.1 million, respectively, to the Plan. No discretionary contributions have been made to the Plan since its inception.
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
12.Income Taxes
The components of net loss before income taxes for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
U.S. net income before income taxes	$747	$644
Foreign net loss before income taxes	(56,030)	(16,049)
Net loss before income taxes	$(55,283)	$(15,405)
The provision for income tax expense for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Current:
Federal	$196	$222
State	1	1
Income tax expense	$197	$223
A reconciliation of the statutory tax rates for the years ended December 31, 2025 is as follows:

	December 31, 2025
U.S. federal statutory tax rate	$(11,610)	21.0%
State and local income tax, net of federal benefit*	(19)	—%
Foreign tax effects:
China
Prior year return to provision	4,759	(8.6)%
Changes in valuation allowances	(2,930)	5.3%
Other	(716)	1.3%
Hong Kong
Statutory tax rate difference between Hong Kong and Unites States	5,750	(10.4)%
Changes in valuation allowances	3,592	(6.5)%
Other	128	(0.2)%
Cayman Islands
Statutory tax rate difference between Cayman Islands and United States	1,287	(2.3)%
Other foreign jurisdictions	(91)	0.2%
Federal research and development tax credits	(626)	1.1%
Changes in valuation allowances	528	(1.0)%
Non-taxable or non-deductible items	111	(0.2)%
Changes in unrecognized tax benefits	34	—%
Effective tax rate	$197	(0.3)%
*California represents the tax effect for this category
A reconciliation of the statutory tax rates for the years ended December 31, 2024 is as follows:

December 31, 2024
U.S. federal statutory tax rate	21.0%
Stock options	(6.1)%
Foreign rate differential	(32.6)%
Unrecognized tax benefits	(7.9)%
Valuation allowance	(20.9)%
General business credits	22.7%
Change of estimates and other	22.3%
Effective tax rate	(1.5)%

Significant components of the Company’s deferred tax assets and liabilities from continued operations as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$68,452	$67,822
Research and development credits	4,989	4,853
Intangible assets	170	192
Other	2,666	2,105
Total gross deferred tax assets	76,277	74,972

Deferred tax liabilities:
Right-of-use lease assets	(107)	(37)
Total gross deferred tax liabilities	(107)	(37)
Valuation allowance (U.S.)	(7,720)	(7,114)
Valuation allowance (China, Hong Kong and Australia)	(68,450)	(67,821)
Net deferred tax assets	$—	$—

The Company has gross U.S. federal research and development tax credit carryforwards, before consideration of unrecognized tax benefits, of $5.4 million, which begin to expire in 2042. The Company also has U.S. state research credit carryforwards, before consideration of unrecognized tax benefits, of $1.1 million, which will carry forward indefinitely. The change in the U.S. valuation allowance was a decrease of $0.6 million for the year ended December 31, 2025. As of December 31, 2025, the Company has Net Operating Losses (“NOLs”) of $193.3 million in China, which begin to expire in 2026. The Company has NOLs of $225.8 million in Hong Kong and $5.0 million in Australia, which all carryforward indefinitely. The change in the China, Hong Kong and Australia valuation allowances was an increase of $0.6 million for the year ended December 31, 2025.

The following table summarizes the activity related to our unrecognized tax benefit reserves (in thousands):

	December 31,
	2025	2024
Balance at beginning of year	$1,213	$—
Decrease for tax positions of prior years	(95)	—
Increase based on tax positions related to current year	129	1,213
Balance at end of year	$1,247	$1,213
Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefit reserves will not impact the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2025 and 2024, the Company has not recognized any interest or penalties related to income taxes.
At December 31, 2025, the Company’s U.S. federal 2022 through 2024 tax years were open and subject to potential examination in one or more jurisdictions. In addition, the U.S., any NOLs or credits that were generated in prior years but not utilized in a year that is closed under the statute of limitations may also be subject to examination. As of December 31, 2025, the Company’s China returns for 2021 through 2025 tax years were open and subject to potential examination in one or more jurisdictions. The Company is currently not under any examinations in the jurisdictions it operates in.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, introducing significant U.S.
tax changes. Key provisions of the OBBBA include changes to bonus depreciation, capitalized research and development expenditures and interest deductibility. The OBBBA did not have a material impact on the Company’s effective tax rate or consolidated financial statements for the year ended December 31, 2025.

13.    Segment Information
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
The following table provides segment revenues, significant segment expenses, other segment items, reported segment net loss and a reconciliation of segment net loss to the Company’s total consolidated net loss for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
License and collaboration revenues	$64	$26,033
Less:
Research and development expense	37,798	29,256
General and administrative expense	20,340	19,229
Other income, net	(2,791)	(7,047)
Income tax expense	197	223
Segment net loss	(55,480)	(15,628)
Reconciliation of loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$(55,480)	$(15,628)
The Company’s long-lived tangible assets, as well as the Company’s ROU lease assets recognized on the Consolidated Balance Sheets for the years ended December 31, 2025 and 2024 were located as follows: $0.7 million and $0.1 million, respectively, in the U.S. and $3.8 million and $4.1 million, respectively, in the PRC.
14.Subsequent Events
In March 2026, we entered into the Private Placement. The total estimated net proceeds from the Private Placement are expected to be $18.6 million (gross proceeds of $20.2 million, net of $1.6 million in estimated placement agent fees and other offering expenses). The Private Placement is scheduled to close on March 31, 2026.
In March 2026, we entered into a lease amendment to extend the term of our operating lease in Taicang, China until April 30, 2027. The total rent expense due under this extension is $0.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.       CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2025. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has not issued an audit report on our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.       OTHER INFORMATION.
Director and Officer Trading Arrangements
A portion of the compensation of certain of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is in the form of equity awards and, from time to time, directors and officers may engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other Company securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in Company securities by directors and officers are required to be made in accordance with the Company’s Insider Trading Compliance Policy, which requires, among other things, that such transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner intended to avoid concerns about initiating transactions while in possession of material nonpublic information.
On December 18, 2025, as part of the National Defense Authorization Act for Fiscal Year 2026, the Holding Foreign Insiders Accountable Act (the “HFIAA”) was signed into law. The HFIAA amended Section 16(a) of the Exchange Act to require directors and officers of foreign private issuers to comply with the insider reporting requirements set forth in Section 16(a) of the Exchange Act, beginning March 18, 2026. As a result, the Company is making this disclosure pursuant to Item 408(b) of Regulation S-K for the first time.
During the fourth fiscal quarter of our fiscal year ended December 31, 2025, none of our directors or officers adopted or terminated a (i) Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or (ii) non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information Concerning the Board of Directors
Certain biographical information regarding each of our directors as of the date of this report, including age, position held with us, term of office as director, and business experience, is set forth below:

Name	Age	Position	Year Elected or Appointed
Kleanthis G. Xanthopoulos, Ph.D.	67	Chairman of the Board	2020
James Z. Huang, MBA	60	Director	2024
Jean Liu, J.D.	57	Director	2021
Barry D. Quart, Pharm.D.	69	Chief Executive Officer and Director	2024
James A. Schoeneck	68	Director	2025
Karen J. Wilson, CPA	62	Director	2020
There are no arrangements or understandings between any of our directors and any other persons pursuant to which any director was selected as a director.
Kleanthis G. Xanthopoulos, Ph.D. (Chairman), has served on our Board since 2020 and was appointed as Chairman in 2024. Dr. Xanthopoulos has over 28 years of experience in the biotechnology and pharmaceutical research industries as an executive, company founder, chief executive officer, investor, and member of various boards of directors. Dr. Xanthopoulos has served as President and Chief Executive Officer of Rhino Therapeutics, Inc. since December 2025. He has also served as Chairman of Stork Capital Life Sciences, which focuses on building and investing in innovative biotechnology companies, since 2020. He previously served as Chairman and Chief Executive Officer of Shoreline Biosciences, Inc., Chief Executive Officer of IRRAS AB and President and Chief Executive Officer of Regulus Therapeutics, Inc. He also previously served on the board of directors of Zosano Pharma Corporation. Dr. Xanthopoulos is an Onassis Scholar and was at NIH Human Genome Research Institute. Dr. Xanthopoulos received a B.S. in Biology from Aristotle University of Thessaloniki, Greece, an M.Sc. in Microbiology, and a Ph.D. in Molecular Biology from the University of Stockholm, Sweden.
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
Barry D. Quart, Pharm.D., was appointed Chief Executive Officer and Director in 2024. Dr. Quart brings over 30 years of extensive experience serving in leadership positions in biotechnology and pharmaceutical companies and developing innovative pharmaceutical products. Dr. Quart was most recently Chief Executive Officer and Chairman of the board of directors of Heron Therapeutics, Inc. until 2023. Prior to joining Heron in 2012, Dr. Quart co-founded Ardea Biosciences, Inc. and served as its President and Chief Executive Officer and Director from its inception in 2006 through its acquisition by AstraZeneca PLC in 2012. Dr. Quart currently serves on the board of directors of Kiniksa Pharmaceuticals Corp. Dr. Quart received his Pharm.D. from the University of California, San Francisco.
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
James A. Schoeneck has served on our Board since July 2025. Mr. Schoeneck is an accomplished biotechnology leader with more than 40 years of experience developing and commercializing breakthrough medicines and guiding companies through significant transformation, including both organic and inorganic growth. Mr. Schoeneck served as Chief Executive Officer of Depomed, Inc., a commercial specialty pharmaceutical company, from 2011 until 2017, and joined the Board of Directors of Depomed in 2007. From 2005 until 2011, he was Chief Executive Officer of BrainCells, Inc., a privately-held biopharmaceutical company. Prior to joining BrainCells, Inc., he served as Chief Executive Officer of ActivX BioSciences, Inc., a development-stage biotechnology company. Mr. Schoeneck’s pharmaceutical experience also includes three years as President and Chief Executive Officer of Prometheus Laboratories Inc., a pharmaceutical and diagnostics products company. Prior to joining Prometheus, Mr. Schoeneck spent three years as Vice President and General Manager, Immunology, at Centocor Inc. (now Janssen Biotech, Inc.), a biotechnology company, where he led the development of Centocor’s commercial capabilities. Earlier in his career, he spent 13 years at Rhone-Poulenc Rorer Inc. (now Sanofi), a pharmaceutical company, serving in various sales and marketing positions of increasing responsibility. Mr. Schoeneck currently serves as an independent director and Chairman of the Board of Directors of each of FibroGen, Inc. and Calidi Biotherapeutics, Inc. In addition, from 2015 to 2018, he served on the Board of Directors of AnaptysBio, Inc. Mr. Schoeneck also previously served as Chairman of the National Board of Directors of the Asthma and Allergy Foundation of America. Mr. Schoeneck holds a B.S. from Jacksonville State University.
Our Nominating and Corporate Governance Committee and our Board believe that Mr. Schoeneck is qualified to serve on our Board due to his extensive experience serving in leadership positions in biotechnology and pharmaceutical companies, developing and commercializing breakthrough medicines, guiding companies through significant transformation, including both organic and inorganic growth, and serving as a director of other public and private biotechnology and pharmaceutical companies.
Karen J. Wilson, CPA, has served on our Board since 2020. Ms. Wilson is a strategic biopharmaceutical finance executive and board member with more than 35 years of industry and leadership experience in life science companies across finance, strategy and risk management. She has served as an independent director, Chairperson of the Audit Committee and a member of the Nominating and Corporate Governance Committee for Elicio Therapeutics, Inc. (formerly Angion Biomedica Corp.) since 2020, an independent director, Chairperson of the Audit and Compensation Committees and a member of the Nominating and Corporate Governance Committee for Serina Therapeutics, Inc. since January 2025. She previously served on the boards of LAVA Therapeutics B.V. from 2021 through its acquisition in November 2025 and Vaxart, Inc. from 2020 until 2022. She also previously served as Senior Vice President of Finance at Jazz Pharmaceuticals plc, an international biopharmaceutical company. Ms. Wilson is a Certified Public Accountant and received a B.S. in Business from the University of California, Berkeley.
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

Information Concerning Executive Officers and Key Employees
Certain biographical information regarding each of our executive officers as of the date of this report, including age, position held with us, term of office, and business experience, is set forth below:

Name	Age	Position	Year Appointed
Barry D. Quart, Pharm.D.	69	Chief Executive Officer and Director	2024
David Szekeres	52	President	2024
Lisa Peraza, CPA	49	Senior Vice President, Finance	2024
Background information for Dr. Quart is described above under “Information Concerning the Board of Directors.”
David Szekeres was appointed as President in June 2024. Mr. Szekeres is an experienced life science executive with a proven track record of creating value with deep operational, commercial, corporate development/strategy, and legal expertise. Mr. Szekeres was most recently Executive Vice President and Chief Operating Officer of Heron Therapeutics, Inc. until 2023. Prior to joining Heron in 2016, he was the Chief Business Officer and General Counsel of Regulus Therapeutics, a clinical-stage biotech company focused on RNA therapeutics and the Head of Mergers & Acquisitions at Life Technologies Corporation. Mr. Szekeres also holds positions as the Chair of the board of directors of GRI Bio, Inc. and is a member of the boards of directors of Colossal Biosciences Inc., CureMatch, Inc., and the Sanford Burnham Prebys Medical Discovery Institute. He received his J.D. from Duke University School of Law and earned his B.A. from the University of California, Irvine.
Lisa Peraza, CPA, was appointed as Vice President, Finance in August 2024 and promoted to Senior Vice President, Finance in July 2025. She brings more than 25 years of finance and accounting experience, primarily in the biotechnology industry. Ms. Peraza was most recently Vice President, Chief Accounting Officer at Heron Therapeutics, Inc., a commercial-stage biotechnology company, until March 2024. Prior to joining Heron in 2014, she held key finance and accounting positions at Ardea Biosciences, Inc. and La Jolla Pharmaceutical Company. Ms. Peraza began her career with KPMG LLP. She received a B.A. degree from the University of California, Santa Barbara and is a licensed Certified Public Accountant in the State of California.
Certain information regarding each of our key employees as of the date of this report, including age, position held with us, term of office, and business experience is set forth below:

Name	Age	Position	Year Appointed
Kimberly J. Manhard	66	Executive Vice President, Chief Development Officer	2024
Jeff Cohn, J.D.	44	General Counsel and Corporate Secretary	2024
Raúl Collazo, Ph.D.	59	Vice President, Global Head of Medical Affairs and Strategy	2021
Sean Ristine	56	Vice President, Human Resources	2025
Lei Sun, Ph.D.	62	Vice President, Biologics and Head of CMC	2020
Kimberly J. Manhard has served as Executive Vice President, Chief Development Officer since September 2024. Ms. Manhard is a biopharmaceutical executive with more than 25 years of clinical development, regulatory affairs, quality assurance, pharmacovigilance and pharmaceutical operations experience. Ms. Manhard previously served as the Senior Vice President of Global Strategic Planning and Execution for Acadia Pharmaceuticals, Inc. Prior to that, Ms. Manhard served as the Executive Vice President of Drug Development for Heron Therapeutics, Inc. from 2016 until 2023, and was instrumental in the development, registration, and commercial support of four drug products. Before that, Ms. Manhard served as Senior Vice President of Regulatory Affairs and Development Operations for Ardea Biosciences, Inc. (acquired by AstraZeneca, PLC in 2012), where she led the U.S., EU and rest of world registration activities. Previously, Ms. Manhard was President of her own consultancy firm, Vice President of Regulatory Affairs for Exelixis, Inc. and held multiple regulatory positions at Agouron Pharmaceuticals, Inc., supporting the development of anticancer and antiviral products. Ms. Manhard was also previously with Bristol-Myers Squibb Company in regulatory affairs, responsible for oncology compounds and infectious disease compounds. Ms. Manhard began her industry career in clinical research with Eli Lily and Company and G.H. Besselaar Associates (Covance Inc.). Ms. Manhard currently serves on the boards of directors of Inhibrx Biosciences, Inc. and Toragen, Inc., and previously served on the boards of directors of Shoreline Biosciences, Inc. and Heron Therapeutics, Inc. Ms. Manhard received a B.S. degree in zoology and a B.A. degree in French from the University of Florida.

Jeff Cohn, J.D., has served as General Counsel and Corporate Secretary since September 2024. He brings 20 years of extensive legal, business and life sciences experience. Mr. Cohn was most recently Vice President, Corporate Law at Vir Biotechnology, Inc., a clinical-stage biopharmaceutical company focused on serious infectious diseases and cancer. Prior to that, he held key positions of increasing responsibility at Heron Therapeutics, Inc. from 2016 until 2023, most recently serving as Executive Director, Assistant General Counsel and Assistant Secretary. He also previously held key positions of increasing responsibility at Becton, Dickinson and Company and Life Technologies Corporation. He began his career as a corporate associate at Faegre Drinker Biddle & Reath LLP (formerly Faegre Baker Daniels LLP). Mr. Cohn earned dual B.S. degrees in Business Economics and Public Policy and Entrepreneurship from the Indiana University Kelley School of Business and his law degree from the Indiana University Robert H. McKinney School of Law.
Raúl Collazo, Ph.D., has served as Vice President, Global Head of Medical Affairs and Strategy since November 2021. He has over 25 years of scientific and medical strategy experience in both small biotech and large pharmaceutical environments. Additionally, he brings extensive expertise advising pre-commercial life science companies on medical/scientific affairs, compliance, operations, and corporate strategy through his own consulting firm. Prior to joining Connect, he served in senior leadership positions in various organizations, including Principal, Head of Medical Affairs at Skysis/Fishawack Health (now Avalere Health, LLC) from 2020 until 2021 and Vice President, Medical and Scientific Affairs at Biotheranostics, Inc., an oncology diagnostics company acquired by Hologic, Inc., from 2018 until 2020. Dr. Collazo brings diverse scientific knowledge having served as Head of Medical and Scientific Affairs for several companies spanning the areas of gastroenterology, dermatology, inflammatory diseases, oncology, diabetes/obesity, and neurology. He earned his Ph.D. in Neurophysiology from the University of Oregon and completed postdoctoral training at the University of California, San Diego School of Medicine.
Sean Ristine, MBA, has served as Vice President, Human Resources since April 2025. He brings more than 25 years of experience in Human Resources and business leadership. Mr. Ristine previously held key positions of increasing responsibility at Heron Therapeutics, Inc., a commercial-stage biotechnology company, most recently serving as Senior Vice President, Human Resources, where he was responsible for all aspects of people and culture to support the development and launch of four commercial products. Prior to that, he held key Human Resources positions at Cadence Pharmaceuticals, Inc., most recently serving as Senior Director of Human Resources, where he was instrumental in growing Cadence into a commercial-stage company. Before that, Mr. Ristine held Human Resources management roles of increasing responsibility at Kyocera Wireless Corp. and Kyocera America, Inc. Mr. Ristine received his B.S. in Business and Organization Behavior from Brigham Young University and his M.B.A. with an emphasis in Human Resource Management from San Diego State University.
Lei Sun, Ph.D., has served as Vice President, Biologics and Head of CMC since January 2020. Dr. Sun has over 30 years of experience in pharmaceutical development of biologics focused on process development, CMC, and manufacturing operations. Prior to joining Connect, Dr. Sun served as Chief Technology Officer and Vice President of Manufacturing at AutekBio, Inc. Prior to that, Dr. Sun supported drug development at PERVICIA, UCB Pharma, Shire Pharmaceuticals and DSM/Crucell JV. Dr. Sun has more than 20 publications in peer-reviewed journals and was an inventor of multiple patents in biologics and process development. He received his Ph.D. in molecular biology and biochemistry from the University of Minnesota and completed his postdoctoral training in molecular immunology at Harvard Medical School.
Family Relationships
There are no family relationships between any of our directors or executive officers.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all our officers, directors and employees. The Code is available on our website at www.connectbiopharma.com. We expect that any amendment to, or a waiver from, the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, will be disclosed on our website at www.connectbiopharma.com. The references herein to our website address do not constitute incorporation by reference of the information contained at or available through our website, and you should not consider any such information to be a part of this Annual Report on Form 10-K.
Corporate Governance

There were no material changes to the procedures by which security holders may recommend nominees to our Board during fiscal year 2025.
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
Our Board has adopted Corporate Governance Guidelines to ensure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors and management with those of our shareholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to, among other things, board composition, director qualification standards and selection criteria, director responsibilities, conflicts of interest, board meetings, board committees and compensation, involvement of senior management, succession planning, and risk management. The Board regularly reviews the Corporate Governance Guidelines. The Corporate Governance Guidelines are available on our website www.connectbiopharma.com.
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
A copy of our Insider Trading Compliance Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
ITEM 11.       EXECUTIVE COMPENSATION.
Summary Compensation Table
The table below sets forth certain compensation information for: (i) our current principal executive officer and any other individual who served in such capacity during our fiscal year ended December 31, 2025; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2025; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2025 (together, our “Named Executive Officers”). Compensation information is shown for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)(3)	Total ($)
Barry D. Quart, Pharm.D. (4)	2025	$660,800	$1,527,540	$308,924	$10,500	$2,507,764
Chief Executive Officer	2024	$360,208	$3,973,970	$178,065	$9,193	$4,521,436

David Szekeres (5)	2025	$508,400	$872,880	$216,070	$10,500	$1,607,850
President	2024	$277,083	$2,739,770	$124,521	$7,701	$3,149,075

Lisa Peraza, CPA (6)	2025	$414,620	$583,661	$146,006	$10,500	$1,154,787
Senior Vice President, Finance	2024	$156,061	$397,763	$50,135	$4,693	$608,652

(1) This column represents the aggregate grant date fair value, computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), for stock options granted to the Named Executive Officers in 2025 and 2024. The assumptions used in calculating the fair value of the stock options can be found under Note 10 to the Financial

Statements in this Annual Report on Form 10-K. These amounts reflect the grant date fair value for these stock options and do not necessarily correspond to the actual value that will be realized by the Named Executive Officers. For additional information on stock options awarded to the Named Executive Officers, see below under “Outstanding Equity Awards at Year-End.”
(2) The amounts listed represent cash awards earned for the year under the Company’s annual cash incentive bonus program.
(3) “All Other Compensation” listed for 2025 and 2024 represents the Company’s matching contributions on behalf of the named individual pursuant to our 401(k) plan.
(4) Dr. Quart was appointed as Chief Executive Officer and Director in June 2024. The grant date fair value of the equity awards granted to Dr. Quart in 2025, as reflected under “Option Awards,” represents an annual grant for 2025 services awarded in December 2025.The grant date fair value of the equity awards granted to Dr. Quart in 2024, as reflected under “Option Awards,” represents a new hire grant, as well as a prorated annual grant for 2024 services awarded in December 2024.
(5) Mr. Szekeres was appointed as President in June 2024. The grant date fair value of the equity awards granted to Mr. Szekeres in 2025, as reflected under “Option Awards,” represents an annual grant for 2025 services awarded in December 2025. The grant date fair value of the equity awards granted to Mr. Szekeres in 2024, as reflected under “Option Awards,” represents a new hire grant, as well as a prorated annual grant for 2024 services awarded in December 2024.
(6) Ms. Peraza was appointed as Vice President of Finance in August 2024. The grant date fair value of the equity awards granted to Ms. Peraza in 2025, as reflected under “Option Awards,” represents a promotion grant, as well as an annual grant for 2025 services awarded in December 2025.The grant date fair value of the equity awards granted to Ms. Peraza in 2024, as reflected under “Option Awards,” represents a new hire grant, as well as a prorated annual grant for 2024 services awarded in December 2024.

Narrative to Summary Compensation Table
Annual Base Salary
The compensation of our Named Executive Officers is generally determined and approved by our Board or the Compensation Committee of our Board (the “Compensation Committee”). The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with the requisite skills, experience, and leadership capabilities to support the Company’s long-term objectives.
The initial base salaries for Dr. Quart, Mr. Szekeres, and Ms. Peraza were set by their employment agreements or offer letter in connection with their commencement of employment. In December 2024, the Compensation Committee approved increases to each Named Executive Officer’s base salary rate, effective as of January 1, 2025, as follows: $660,800 for Dr. Quart, $508,400 for Mr. Szekeres, and $404,700 for Ms. Peraza. In addition, Ms. Peraza’s base salary was further increased to $425,000 in July 2025 in connection with her promotion to Senior Vice President, Finance. The base salaries actually received by our Named Executive Officers for 2025 are reflected in the Summary Compensation Table above.
Performance Bonus Opportunity
In addition to base salaries, our Named Executive Officers were eligible to receive annual cash bonuses in 2025. While the Board or the Compensation Committee, as applicable, considers our overall corporate achievement during the year, individual achievement is also considered and the final annual bonus payouts for 2025 remained within the discretion of the Compensation Committee or the Board.
For 2025, Dr. Quart and Mr. Szekeres had target bonuses of 55% and 50% of their base salaries, respectively. Ms. Peraza’s target bonus for 2025 was initially set at 35% of her base salary, but it was increased to 40% of her base salary in July 2025 in connection with her promotion to Senior Vice President, Finance. Accordingly, Ms. Peraza had an overall target bonus of 37.5% of her base salary for 2025. The annual bonuses paid to each of our Named Executive Officers based on the Compensation Committee’s evaluation of the Company’s achievements and their individual performance for 2025 are reflected in the Summary Compensation Table above.
Equity-Based Incentive Awards
Our equity-based incentive awards are designed to align the interests of the Company and our shareholders with those of our employees, including our Named Executive Officers. The Board or the Compensation Committee is responsible for approving equity grants. In December 2025, the Compensation Committee granted to each of Dr. Quart, Mr. Szekeres, and Ms. Peraza stock options to purchase 700,000 ordinary shares, 400,000 ordinary shares, and 250,000 ordinary shares, respectively, pursuant to the 2021 Plan. The stock options vest ratably on a monthly basis over a period of four years. The options granted to Dr. Quart, Mr. Szekeres, and Ms. Peraza are subject to potential accelerated vesting in connection with a qualifying termination of employment or change in control, as described below under the subsection titled “Agreements with Named Executive Officers.”
The equity awards granted to our Named Executive Officers during 2025 that remained outstanding at December 31, 2025, are reflected in the “Outstanding Equity Awards at Year End” table below.
Outstanding Equity Awards at Year End
The following table provides information concerning outstanding stock options held by each Named Executive Officer as of December 31, 2025, in respect of ordinary shares:

	Option Awards
	Number of Securities Underlying Unexercised Options
Name	Exercisable (#)	Unexercisable (#)		Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Barry D. Quart, Pharm.D.	997,025	1,661,709	(1)	$1.77	06/12/2024	06/12/2034
	108,098	324,294	(1)	$0.97	12/26/2024	12/26/2034
	—	700,000	(2)	$2.69	12/26/2025	12/26/2035

David Szekeres	664,683	1,107,806	(1)	$1.77	06/12/2024	06/12/2034
	102,338	307,017	(1)	$0.97	12/26/2024	12/26/2034
	—	400,000	(2)	$2.69	12/26/2025	12/26/2035

Lisa Peraza, CPA	133,333	266,667	(1)	$1.15	08/12/2024	08/12/2034
	13,829	41,489	(1)	$0.97	12/26/2024	12/26/2034
	—	40,000	(1)	$1.14	07/07/2025	07/07/2035
	—	250,000	(2)	$2.69	12/26/2025	12/26/2035
(1) Options have a term of 10 years from the date of grant. Options vest over four years, with 25% vesting on the first anniversary of the date of grant, and then with respect to the remaining shares on a ratable monthly basis over the next three years, subject to each individual’s continuous service with the Company as of each applicable vesting date.
(2) Options have a term of 10 years from the date of grant. Options vest monthly over four years, subject to each individual’s continuous service with the Company as of each applicable vesting date.

Agreements with Named Executive Officers
We have entered into employment agreements or offer letters with each of our Named Executive Officers. The employment agreements or offer letters generally provide for at-will employment and set forth, among other things, the individual’s initial base salary, target bonus percentage, equity award grants, severance terms, and eligibility for employee benefits. In addition, each of our Named Executive Officers has executed a form of our standard confidential information and inventions assignment agreement. The material terms of the agreements or offer letters with our Named Executive Officers are described below.
Employment Agreement with Barry D. Quart, Pharm.D.
Effective June 12, 2024, Connect Biopharm LLC entered into an employment agreement with Barry D. Quart, Pharm.D. setting forth the terms of his employment as the Chief Executive Officer of Connect Biopharm LLC and the Company. Pursuant to the agreement, Dr. Quart was entitled to an initial annual base salary of $650,000 (increased to $683,928 effective January 1, 2026), which amount is subject to annual review by and at the sole discretion of the Board. Dr. Quart’s employment agreement provides that he may be eligible to earn an annual performance-based bonus with a target amount equal to 55% of his annual base salary.
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
In the event that such termination occurs during the period beginning two (2) months prior to and ending twelve (12) months following a change in control of the Company (as defined in his employment agreement), in lieu of the benefits described above, Dr. Quart is entitled to the following payments and benefits, subject to his timely execution and non-revocation of a general release of claims in favor of the Company: (1) his fully earned but unpaid base salary and accrued and unused paid time off through the date of termination at the rate then in effect, any annual bonus payable for any prior calendar year (to the extent not previously paid), plus all other amounts under any compensation plan or practice to which he is entitled, (2) a payment equal to 24 months of his then-current base salary, payable in a lump sum payment 60 days following the termination date; (3) a payment equal to his target annual bonus for the calendar year in which the termination date occurs, payable in a lump sum payment 60 days following the termination date; (4) payment of the COBRA premiums for him and his eligible dependents until the earliest of (a) the expiration of 24 months following his termination date, (b) expiration of his eligibility for continuation coverage under COBRA, or (c) the date he becomes eligible for health insurance coverage in connection with his new employment; (5) 100% acceleration of all of his outstanding time-based awards effective as of the later of (i) the effective date of the release, or (ii) the date of such change in control (provided, that, the accelerated vesting of any stock awards that are performance-based shall be governed by the terms of the applicable equity plan and stock award agreement pursuant to which they were granted); and (6) any vested and outstanding stock options shall remain exercisable for a period of 12 months following his terminate date.
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
Employment Agreement with David Szekeres
Effective June 12, 2024, Connect Biopharm LLC entered into an employment agreement with David Szekeres, setting forth the terms of his employment as the President of the Company. Pursuant to the agreement, Mr. Szekeres was entitled to an initial annual base salary of $500,000 (increased to $526,194 effective January 1, 2026), which amount is subject to annual review by and at the sole discretion of the Board. Mr. Szekeres’s employment agreement provides that he may be eligible to earn an annual performance-based bonus with a target amount equal to 50% of his annual base salary.
Pursuant to his employment agreement, if we terminate Mr. Szekeres’s employment other than for cause or Mr. Szekeres terminates his employment for good reason (each as defined in his employment agreement), he is entitled to the following payments and benefits, subject (except as provided below) to his timely execution and non-revocation of a general release of claims in favor of the Company: (1) his fully earned but unpaid base salary and accrued and unused paid time off through the date of termination at the rate then in effect, any annual bonus payable for any prior calendar year (to the extent not previously paid), plus all other amounts under any compensation plan or practice to which he is entitled, (2) a payment equal to 18 months of his then-current base salary, payable in a lump sum payment 60 days following the termination date; (3) a payment equal to his target annual bonus for the calendar year in which the termination date occurs, payable in a lump sum payment 60 days following the termination date; (4) payment of the COBRA premiums for him and his eligible dependents until the earliest of (a) the expiration of 18 months following his termination date, (b) expiration of his eligibility for continuation coverage under COBRA, or (c) the date he becomes eligible for health insurance coverage in connection with his new employment; (5) 12 months of accelerated vesting of any outstanding time-based awards; and (6) any vested and outstanding stock options shall remain exercisable for a period of 12 months following his termination date.
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
Offer Letter for Lisa Peraza, CPA
Effective August 7, 2024, Connect Biopharm LLC entered into an offer letter with Lisa Peraza, CPA, setting forth the terms of her employment as the Vice President, Finance of the Company. Ms. Peraza was promoted to Senior Vice President, Finance in July 2025. Pursuant to the offer letter, Ms. Peraza was entitled to an initial annual base salary of $400,000 (increased to $439,875 effective January 1, 2026). Ms. Peraza’s offer letter provides that she may be eligible to earn an annual performance-based bonus with a target amount equal to 35% (increased to 40% in July 2025) of her annual base salary.
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
In the event that such termination occurs during the Change in Control Period, in addition to the severance payments and benefits described above, Ms. Peraza is entitled to 100% acceleration of all of her outstanding time-based awards effective as of the date of the release (provided, that, the accelerated vesting of any stock awards that are performance-based shall be governed by the terms of the applicable equity plan and stock award agreement pursuant to which they were granted).
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
Other Elements of Compensation
Health and Welfare and Retirement Benefits; Perquisites
All of our Named Executive Officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to our Named Executive Officers except in limited circumstances.
401(k) Plan
Our Named Executive Officers are eligible to participate in a defined contribution retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax or after-tax (Roth) basis, up to the statutorily prescribed annual limits on contributions under the Internal Revenue Code of 1986, as amended. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code and with 401(k) of the plan’s related trust intended to be exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan (except for Roth contributions) and earns on those contributions are not taxable to the employees until distributed from the 401(k) plan. Under our 401(k) plan, we make matching contributions of 50% of each participant’s contributions on up to 6% of their earnings. Our Board may elect to adopt qualified or nonqualified benefit plans in the future, if it determines that doing so is in our best interests.
Nonqualified Deferred Compensation
We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. Our Board may elect to provide our Named Executive Officers and other employees with non-qualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.
Director Compensation
The table below shows, for the fiscal year ended December 31, 2025, information with respect to the compensation of all our non-employee directors who served at any time during the fiscal year.

Non-Employee Directors (1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	Total ($)
Kleanthis G. Xanthopoulos, Ph.D.	$65,739	$45,859	$111,598
Kan Chen, Ph.D. (3)(4)	$—	$—	$—
James Z. Huang, MBA (3)	$—	$—	$—
Jean Liu, J.D.	$57,500	$45,859	$103,359
James A. Schoeneck	$21,125	$235,458	$256,583
Karen J. Wilson, CPA	$61,000	$45,859	$106,859
(1) The aggregate number of ordinary shares subject to outstanding stock options held by each director listed in the table above as of December 31, 2025 was as follows: no ordinary shares underlying stock options for Dr. Chen or Mr. Huang, 162,988 ordinary shares underlying stock options for Ms. Liu, 120,000 ordinary shares underlying stock options for Mr. Schoeneck, 218,208 ordinary shares underlying stock options for Ms. Wilson, and 278,900 ordinary shares underlying stock options for Dr. Xanthopoulos.
(2) This column represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718 for stock options granted to the directors in 2025. The assumptions used in calculating the fair value of the stock options can be found under Note 10 to the Financial Statements in this Annual Report on Form 10-K. These amounts reflect the grant date fair value for these stock options and do not necessarily correspond to the actual value that will be realized by the directors.
(3) Dr. Chen and Mr. Huang were ineligible to receive compensation for their service as directors per our Non-Employee Director Compensation Program.
(4) Dr. Chen resigned from the Board on December 17, 2025.
(5) Mr. Schoeneck was appointed to the Board on July 22, 2025.
Non-Employee Director Compensation Program
Our Board initially approved a Non-Employee Director Compensation Program effective January 1, 2022, which was most recently amended as of June 24, 2025 (our “Director Compensation Program”). Under our Director Compensation Program, each of our eligible non-employee directors is paid a cash retainer for his or her service on our Board and an additional cash retainer for any service as a member of a committee of the Board. The chairperson of each committee receives a larger retainer than other members of such committee for his or her service as chairperson. Our Chair of the Board or lead independent director is also eligible to receive an additional retainer for such service. If an eligible non-employee director serves as both chair and lead independent director, then that individual is entitled to receive only one such additional retainer. These retainers are payable in arrears in four equal quarterly installments not later than 30 days following the end of each calendar quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our Board. Eligible directors may elect to receive fully vested ordinary shares of the Company in lieu of all or a portion of these retainers (“Retainer Awards”). In 2025, each eligible non-employee director received cash retainers as follows: $40,000 for service as a director, $40,000 for service as Chair of the Board, $15,000 for service as Chairperson of the Audit Committee, $7,500 for service as a member of the Audit Committee, $12,000 for service as Chairperson of the Compensation Committee, $6,000 for service as a member of the

Compensation Committee, $10,000 for service as Chairperson of the Nominating and Corporate Governance Committee, and $5,000 for service as a member of the Nominating and Corporate Governance Committee.
Our Director Compensation Program further provides that any director who is representing, designated by, or affiliated with, an investor or a group of investors that owns beneficially 5% or more of outstanding ordinary shares of the Company shall not be eligible to receive any compensation in connection with his or her service on our Board. As a result, Dr. Chen and Mr. Huang were ineligible to receive any compensation in connection with their service on our Board for the fiscal year ended December 31, 2025.
Pursuant to our Director Compensation Program in effect for 2025, each non-employee director newly elected or appointed to the Board was entitled to receive an initial equity award of 120,000 stock options, unless otherwise determined by the Board at the time of such initial election or appointment (each, an “Initial Option Award”). Each Initial Option Award vests over a period of three years, with one-third of such Initial Option Award vesting and becoming exercisable on the one-year anniversary of the vesting commencement date and the remaining two-thirds of such Initial Option Award vesting and becoming exercisable on a ratable monthly basis over the next two years, subject to the director’s continued service as a director. In 2025, Mr. Schoeneck received an Initial Option Award of 120,000 stock options in connection with his appointment as a director. No other director received an Initial Option Award during the fiscal year ended December 31, 2025.
Further, each eligible director who is serving on our Board as of the first trading day of March each calendar year beginning with calendar year 2025 is automatically granted on such date a stock option to purchase 60,000 ordinary shares of the Company (each, an “Annual Award”). Each Annual Award vests in full on the one-year anniversary of the applicable grant date, subject to the director’s continued service as a director.
Additionally, an eligible director who is serving as Chair of the Board or Lead Independent Director as of the first trading day of March each calendar year may be granted on such date an additional stock option to purchase ordinary shares of the Company (the “Chair/Lead Independent Director Annual Award”). Each Chair/Lead Independent Director Award vests in full on the one-year anniversary of the applicable grant date, subject to the director’s continued service as a director. The Board did not grant a Chair/Lead Independent Director Annual Award to any director during the fiscal year ended December 31, 2025.
The Retainer Awards, the Initial Option Awards, the Annual Awards and the Chair/Lead Independent Director Annual Awards (together, the “Awards”) are granted under and are subject to the terms and provisions of the Equity Plan (as defined in the Director Compensation Program). In addition, each Award shall vest upon a Change in Control (as defined in the Equity Plan). The per share exercise price of each stock option underlying an Award is equal to the Fair Market Value (as defined in the Equity Plan) of an ordinary share on the date of the applicable grant. The term of each stock option underlying an Award is ten years from the date such Award is granted.
The foregoing description of the Director Compensation Program does not purport to be complete and is qualified in its entirety by the full text of the Director Compensation Program, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 10.5.
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
Clawback Policy
We have adopted a policy on the recovery of erroneously awarded incentive compensation that is compliant with the Nasdaq Listing Rules (our “Clawback Policy”). A copy of our Clawback Policy is filed with this Annual Report on Form 10-K as Exhibit 97 and is available on our website at www.connectbiopharma.com.
Equity Award Grant Practices
We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. The Compensation Committee has historically approved grants of annual equity awards in March of each year as part of our annual compensation cycle. The Compensation Committee shifted the timing of such approvals to December of each year beginning in 2024 to better align with the timing of the Company’s annual compensation cycle. The timing of any equity grants to newly-hired employees, including our executive officers, or in connection with promotions, or other non-routine grants is generally tied to the event giving rise to the award (such as an individual’s commencement of employment or promotion effective date). Any such grants to executive officers are generally approved at meetings of the Committee or the Board, except under extraordinary circumstances.
The Board and the Compensation Committee do not time grants for the purpose of affecting the value of executive compensation and generally grant awards without regard to the share price or the timing of the release of material nonpublic information. For all stock option awards, the exercise price is no less than the closing price of our ordinary shares on the date of the grant.
The following table sets forth information for certain stock options granted to a Named Executive Officer during 2025. In the event an issuer grants stock options or option-like instruments within the period commencing four business days prior to and ending one business day following the filing by the issuer of an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K containing material nonpublic information as required under Item 402(x) of Regulation S-K, Item 402(x) of Regulation S-K requires tabular disclosure of certain information related to such awards. The table below is being provided because a stock option grant made to Ms. Peraza in connection with her promotion to Senior Vice President, Finance, was granted within four business days before the filing by the Company of a Form 8-K containing material nonpublic information of which the Company was unaware at the time such grant was approved:

Name	Grant Date	Number of Securities Underlying the Award	Grant Date Fair Value of the Award	Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of MNPI and the Trading Day Beginning Immediately Following the Disclosure of MNPI
Lisa Peraza, CPA	07/07/2025	40,000	$1.14	1.32%

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 26, 2026 (except as otherwise noted below) by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding ordinary shares; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all current directors and executive officers, as a group.
The table is based upon information supplied by our officers, directors, and principal shareholders, Schedules 13D and 13G filed with the SEC, and other sources believed to be reliable by us. Unless otherwise indicated, the address of each of the named individuals is c/o Connect Biopharma Holdings Limited, 3580 Carmel Mountain Road, Suite 200, San Diego, California 92130. The percentage of ownership is based on 56,521,282 ordinary shares issued and outstanding as of March 26, 2026. Beneficial ownership of shares is determined in accordance with Rule 13d-3 under the Exchange Act. Ordinary shares issuable upon conversion, exercise or vesting, as applicable, of outstanding options, as the case may be, within 60 days of March 26, 2026, are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage ownership of the person holding such options. Except as otherwise noted and subject to community property laws where applicable, to our knowledge, each person listed below has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name	Number of Shares Beneficially Owned	Percent of Class
Greater than 5% Holders:
Entities affiliated with Panacea Opportunity Fund I, L.P. (1)	12,000,000	21.2%
BioFortune, Inc. (2)	5,987,431	10.6%
Zheng Wei, Ph.D. (3)	5,015,960	8.9%
Ikarian Capital, LLC (4)	4,933,086	8.7%
Entities affiliated with Qiming Venture Partners (5)	4,840,898	8.6%
Shanghai Minhui Enterprise Management Consulting Partnership (Limited Partnership) (6)	4,789,758	8.5%
Advantech Capital II Connect Partnership L.P. (7)	4,762,185	8.4%
Entities affiliated with Lily Asia Ventures (“LAV”) (8)	3,336,907	5.9%

Named Executive Officers and Directors:
Barry D. Quart, Pharm.D. (9)	1,700,473	2.9%
Kleanthis G. Xanthopoulos, Ph.D. (10)	358,900	*
James Z. Huang, MBA (1)	12,000,000	21.2%
James A. Schoeneck	—	—
Jean Liu, J.D. (11)	162,988	*
Karen J. Wilson, CPA (12)	228,208	*
David Szekeres (13)	1,234,840	2.1%
Lisa Peraza, CPA (14)	259,461	*
All current executive officers and directors as a group (15)	15,944,870	26.6%
*Indicates beneficial ownership of less than 1% of the total outstanding ordinary shares.
(1) As reported on a Schedule 13D/A filed November 26, 2025, Panacea Venture Healthcare Fund II, L.P. stated that it holds 12,000,000 ordinary shares. James Huang, a member of our Board, is the sole owner of Panacea Innovation Limited, which is the sole owner of Panacea Venture Healthcare Fund II GP Company, Ltd., which is the general partner of Panacea Venture Healthcare Fund II, L.P. As a result, each of James Huang, Panacea Innovation Limited and Panacea Venture Healthcare Fund II GP Company, Ltd. may be deemed to share beneficial ownership of the Ordinary Shares directly reported herein, but each disclaims such beneficial ownership. The registered address of the Panacea entities is c/o Maples Corporate Services Limited, Ugland House, Grand Cayman KY1-1104, Cayman Islands.
(2) As reported on a Schedule 13G/A filed February 17, 2026, BioFortune Inc., a company limited by shares organized under the laws of the British Virgin Islands, stated that it holds 5,987,431 ordinary shares. Dr. Wubin Pan, our former President and Chairman of the Board, is the sole shareholder of BioFortune Inc. and may be deemed to have voting and investment power over such shares. Dr. Pan disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The registered address of BioFortune Inc. is Coastal Building, Wickham’s Cay II, P. O. Box 2221, Road Town, Tortola, British Virgin Islands.
(3) As reported on a Schedule 13G/A filed February 17, 2026, Dr. Zheng holds 5,015,960 ordinary shares.
(4)As reported on a Schedule 13G filed February 17, 2026, Ikarian Capital, LLC has shared voting and dispositive power with respect to 4,933,086 ordinary shares, which includes 144,600 ordinary shares that may be acquired by Ikarian Capital, LLC within 60 days upon exercise of call options to purchase ordinary shares. The registered address of Ikarian Capital, LLC is 100 Crescent Court, Suite 1620, Dallas, Texas 75201.
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
(6) Shanghai Minhui Enterprise Management Consulting Partnership (Limited Partnership), a limited partnership formed under the laws of the PRC, stated that it holds 4,789,758 ordinary shares. Suzhou Xiangtang Venture Investment Limited, a limited liability company organized under the laws of the PRC and the ultimate shareholders of which are Mr. Gu Zhenqi and Mr. Gu Jianping, is the general partner of Shanghai Minhui Enterprise Management Consulting Partnership (Limited Partnership). The registered address of Shanghai Minhui Enterprise Management Consulting Partnership (Limited Partnership) is 1/F, Block 1, No. 251, Yao Hua Road, Pilot Free Trade Zone, Shanghai, PRC. The business address of Suzhou Xiangtang Venture Investment Limited, Mr. Gu Zhenqi and Mr. Gu Jianping is 9th Floor, Xiangtang Building, No. 168 East Shanghai Road, Taicang, Jiangsu Province, PRC.
(7) As reported on Schedule 13G filed on February 15, 2022, consists of 4,762,185 ordinary shares held by Advantech Capital II Connect Partnership L.P., a Cayman Islands exempted limited partnership, or Advantech. Advantech Capital II Investment Partners Limited, an exempted company incorporated under the laws of the Cayman Islands, is the general partner of Advantech and may be deemed to beneficially own specific shares held by Advantech. Advantech Capital II Investment Partners Limited is beneficially owned and controlled by Advantech Capital Partners II Limited, which in turn is ultimately controlled by Hebert Pang Kee Chan. Mr. Chan disclaims beneficial ownership of the shares held by Advantech, except to the extent of any pecuniary interest therein. The registered address of the Advantech entities is 190 Elgin Avenue, George Town, Grand Cayman KY1-9005, Cayman Islands.
(8) As reported consists of (i) 1,824,605 ordinary shares held by LAV Biosciences Fund V, L.P., (ii) 300,000 ordinary shares held by LAV Star Limited, (iii) 300,000 ordinary shares held by LAV Opportunities Limited, and (iv) 912,302 ordinary shares held by Orchids Limited. The address of the LAV entities is Lilly Asia Ventures Rom 606-7, St. George's Building, 2 Ice House Street, Central, Hong Kong.
(9) Includes 224,034 ordinary shares and 1,476,439 ordinary shares underlying options held by Dr. Quart that are exercisable within 60 days after March 26, 2026. Dr. Quart has sole voting and investment power over 95,147 ordinary shares and shared voting and investment power over 128,887 ordinary shares.
(10) Includes 80,000 ordinary shares and 278,900 ordinary shares underlying options held by Dr. Xanthopoulos that are exercisable within 60 days after March 26, 2026.
(11) Represents ordinary shares underlying options held by Ms. Liu that are exercisable within 60 days after March 26, 2026.
(12) Includes 10,000 ordinary shares and 218,208 ordinary shares underlying options held by Ms. Wilson that are exercisable within 60 days after March 26, 2026.
(13) Includes 215,739 ordinary shares and 1,019,101 ordinary shares underlying options held by Mr. Szekeres that are exercisable within 60 days after March 26, 2026.
(14) Includes 45,189 ordinary shares and 214,272 ordinary shares underlying options held by Ms. Peraza that are exercisable within 60 days after March 26, 2026.
(15) Includes 12,574,962 ordinary shares and 3,369,908 ordinary shares underlying options held by all current executive officers and directors that are exercisable within 60 days after March 26, 2026.

Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2025.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options ($)(1)	Number of Securities Remaining Available for Future Issuance Under Equity-Based Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
Stock option and award plans	10,759,352(2)	$2.28	6,325,438(3)
ESPP	—	$—	708,473(3)
Equity compensation plans not approved by security holders(4)	4,431,223	$1.77	68,777
	15,190,575	$2.14	7,102,688
(1) Represents the weighted-average exercise price of outstanding options.
(2) Includes 10,376,661 ordinary shares that were subject to outstanding option awards as of December 31, 2025 under the 2021 Plan and 382,691 ordinary shares that were subject to outstanding option awards as of December 31, 2025 under the 2019 Plan.
(3) These amounts do not include any additional shares that may become available for future issuance under the 2021 Plan pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years beginning 2026 and continuing through 2031 by the number of shares equal to the lesser of (i) 5% of the total outstanding ordinary shares as of the immediately preceding December 31, and (ii) such smaller number of shares as is determined by our Board. Additionally, this amount does not include any additional shares that may become available for future issuance under the Company’s ESPP pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years beginning 2026 and continuing through 2031 by the number of shares equal to the lesser of (i) 1% of the total outstanding ordinary shares as of the immediately preceding December 31, and (ii) such smaller number of shares as determined by the Board.
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
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related Persons Transactions Policies and Procedures
Pursuant to our written Related Person Transaction Policy and the procedures set forth therein, our executive officers, directors, and principal shareholders, including their immediate family members and affiliates, are prohibited from entering into a related person transaction with us without the approval of our Audit Committee. Except for certain limited types of pre-approved transactions specifically enumerated in the Related Person Transaction Policy, any request for us to enter into a transaction with an executive officer, director, principal shareholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited to, the terms of the transaction and whether they are comparable to those that could be obtained in arm’s length dealings with an unrelated third party, whether the transaction arose in the ordinary course of business, the nature of the related party’s interest in the transaction, the conflicts of interest and corporate opportunity provisions of our organizational documents and our Code, the significance of the transaction to us and the related party, the nature of the related party’s relationship with us and whether the transaction would be likely to impair (or create an appearance of impairing) the judgment of a director or executive officer to act in our best interest. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion. No director may participate in the approval of a related person transaction for which he or she is a related person.
Since January 1, 2025, there have not been any, nor are there any currently proposed, transactions or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at fiscal year-end for the last two completed fiscal years, and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements with our executive officers and non-employee directors described above in the sections titled “Executive Compensation” and “Director Compensation,” respectively.
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
Corporate Governance Practices
As a Cayman Islands exempted company incorporated with limited liability, we are subject to various corporate governance requirements under Cayman Islands law. In addition, as a foreign private issuer listed on Nasdaq, we are subject to the Nasdaq corporate governance listing standards. However, Nasdaq’s listing standards provide that foreign private issuers are permitted to follow home country corporate governance practices in lieu of the Nasdaq rules, with some exceptions. Some corporate governance practices in the Cayman Islands may differ significantly from corporate governance listing standards. Other than as set forth below, we currently intend to comply with the corporate governance listing standards of Nasdaq to the extent possible under Cayman Islands law. However, we may choose to change such practices to follow home country practice in the future.
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
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Our independent registered public accounting firm is CBIZ. CBIZ served as our independent auditor for fiscal years 2025 and 2024, with respect to our financial statements prepared in accordance with U.S. GAAP. The following table presents fees for professional services rendered by CBIZ for fiscal years 2025 and 2024.

	December 31,
	2025	2024
Audit fees(1)	$567,000	$556,500
Total	$567,000	$556,500

(1) Represents fees for services rendered in connection with the audit of our annual financial statements and for the review of our quarterly financial statements, as well as procedures performed during the year in connection with registration statements on Forms F-3 and S-8.
CBIZ did not provide any audit- or tax-related services in 2025 or 2024.
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

EXHIBIT INDEX

		Incorporation by Reference

Exhibit No.	Description	Form	File No.	Exhibit Reference	Filing Date	Filed or Furnished Herewith
3.1	Fifth Amended and Restated Memorandum of Association of Connect Biopharma Holdings Limited	20-F	001-40212	1.1	3/31/2022

4.1	Specimen Certificate for Ordinary Shares	F-1/A	333-253631	4.1	3/12/2021

4.2	Description of Securities					Filed

10.1†	Form of Indemnification Agreement	F-1/A	333-253631	10.2	3/17/2021

10.2†	2019 Stock Incentive Plan	F-1	333-253631	10.1	2/26/2021

10.3†	2021 Stock Incentive Plan and form of share option grant notice and share option agreement thereunder	F-1/A	333-253631	10.3	3/12/2021

10.4†	2021 Employee Share Purchase Plan	F-1/A	333-253631	10.4	3/12/2021

10.5†	Non-Employee Director Compensation Program	10-Q	001-40212	10.1	8/13/2025

10.6†	2024 Employment Inducement Incentive Award Plan and form of share option grant notice and share option agreement thereunder	6-K	001-40212	10.1	6/12/2024

10.7†	Employment Agreement, effective as of June 12, 2024, between Connect Biopharm LLC and its affiliates and Barry Quart	6-K	001-40212	10.2	6/12/2024

10.8†	Employment Agreement, effective as of June 12, 2024, between Connect Biopharm LLC and its affiliates and David Szekeres	6-K	001-40212	10.3	6/12/2024

10.9†	Employment Offer Letter, dated August 7, 2024, between Connect Biopharm LLC and Lisa Peraza	10-K	001-40212	10.15	3/31/2025

10.10†	Addendum to Employment Offer Letter for Severance Benefits, dated August 7, 2024, between Connect Biopharm LLC and Lisa Peraza	10-K	001-40212	10.16	3/31/2025

10.11*	Exclusive License and Collaboration Agreement, dated November 21, 2023, by and among Connect Biopharma HongKong Limited, Suzhou Connect Biopharma Co., Ltd. and Simcere Pharmaceutical Co., Ltd. (English Translation)	6-K	001-40212	99.1	11/21/2023

10.12	Lease, effective as of October 25, 2024, by and between Connect Biopharm LLC and Gateway Torrey Hills LLC	10-K	001-40212	10.18	3/31/2025

19.1	Insider Trading Compliance Policy	10-K	001-40212	19.1	3/31/2025

21.1	Subsidiaries of the Registrant					Filed

23.1	Consent of Independent Registered Public Accounting Firm					Filed

24.1	Power of Attorney (included on the signature page of this report)					Filed

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Furnished

97†	Policy for Recovery of Erroneously Awarded Compensation	20-F	001-40212	97	4/16/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					Filed

101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					Filed

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					Filed
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

CONNECT BIOPHARMA HOLDINGS LIMITED

DATE: March 31, 2026	BY:	/s/ BARRY D. QUART
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

Signature	Title	Date

/s/ BARRY D. QUART	Chief Executive Officer and Director	March 31, 2026
Barry D. Quart, Pharm.D.	(Principal Executive Officer)

/s/ LISA PERAZA	Senior Vice President, Finance	March 31, 2026
Lisa Peraza, CPA	(Principal Financial and Accounting Officer)

/s/ KLEANTHIS G. XANTHOPOULOS	Chairman of the Board of Directors	March 31, 2026
Kleanthis G. Xanthopoulos, Ph.D.

/s/ JAMES Z. HUANG	Director	March 31, 2026
James Z. Huang, MBA

/s/ JEAN LIU	Director	March 31, 2026
Jean Liu, J.D.

/s/ JAMES A. SCHOENECK	Director	March 31, 2026
James A. Schoeneck

/s/ KAREN J. WILSON	Director	March 31, 2026
Karen J. Wilson, CPA