Form 10-Q
period 2026-03-31
Connect Biopharma Holdings Ltd
filed 2026-05-12
CIK 1835268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐     No ☒
As of April 30, 2026, there were 62,963,853 ordinary shares of the Company ($0.000174 par value) outstanding.

CONNECT BIOPHARMA HOLDINGS LIMITED
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2026

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
Although the Company has voluntarily elected to file annual, periodic and current reports on U.S. domestic issuer forms, the Company intends to maintain its status as a foreign private issuer. Accordingly, as a foreign private issuer, the Company remains exempt from the U.S. federal proxy rules pursuant to Section 14 of the Exchange Act and Regulations 14A and 14C thereunder, and Regulation FD. On December 18, 2025, as part of the National Defense Authorization Act for Fiscal Year 2026, the Holding Foreign Insiders Accountable Act (the “HFIAA”) was signed into law. The HFIAA amended Section 16(a) of the Exchange Act to require directors and officers of foreign private issuers, but not its principal shareholders, to comply with the insider reporting requirements set forth in Section 16(a) of the Exchange Act, beginning March 18, 2026. The Company’s officers, directors, and principal shareholders are not subject to the short-swing profit recovery provisions contained in Section 16(b) of the Exchange Act.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value and share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$46,034	$38,345
Short-term investments	—	5,997
Accounts receivable, net	—	13
Prepaid expenses and other current assets	8,986	6,574
Total current assets	55,020	50,929
Property and equipment, net	3,704	3,808
Right-of-use lease assets, net	653	647
Intangible assets, net	43	45
Other assets	646	646
Total assets	$60,066	$56,075

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,306	$1,964
Accrued liabilities	12,333	11,160
Contract liabilities	—	167
Current lease liabilities	406	322
Total current liabilities	17,045	13,613
Non-current lease liabilities	287	368
Other non-current liabilities	111	114
Total liabilities	17,443	14,095
Commitments and contingencies (see Note 7)
Shareholders' equity:
Ordinary shares, $0.000174 par value; 400,000,000 shares authorized; 62,711,690 and 56,442,308 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	11	10
Additional paid-in capital	464,088	444,176
Accumulated other comprehensive loss	(1,063)	(1,191)
Treasury shares	(180)	(180)
Accumulated deficit	(420,233)	(400,835)
Total shareholders' equity	42,623	41,980
Total liabilities and shareholders' equity	$60,066	$56,075
See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
License and collaboration revenues	$169	$—
Operating expenses:
Research and development expense	15,030	6,633
General and administrative expense	4,746	4,814
Total operating expenses	19,776	11,447
Loss from operations	(19,607)	(11,447)
Other income, net:
Interest income	260	720
Other income (expense)	(3)	509
Total other income, net	257	1,229
Net loss before income tax	(19,350)	(10,218)
Income tax expense	48	54
Net loss	$(19,398)	$(10,272)
Other comprehensive loss:
Foreign currency translation adjustments	132	62
Unrealized losses on available-for-sale investments	(4)	(1)
Comprehensive loss	$(19,270)	$(10,211)

Basic and diluted net loss per ordinary share	$(0.34)	$(0.19)
Weighted-average ordinary shares outstanding, basic and diluted	56,545	55,352

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount			Shares
Balance, December 31, 2025	56,442	$10	$444,176	$(1,191)	$(180)	$(400,835)	$41,980
Issuance of ordinary shares in a private placement, net of issuance costs	6,130	1	18,576	—	—	—	18,577
Issuance of ordinary shares under the Stock Incentive Plan	140	—	137	—	—	—	137
Share-based compensation expense	—	—	1,199	—	—	—	1,199
Net loss	—	—	—	—	—	(19,398)	(19,398)
Net unrealized losses on available-for-sale investments	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustments	—	—	—	132	—	—	132
Balance, March 31, 2026	62,712	$11	$464,088	$(1,063)	$(180)	$(420,233)	$42,623

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount			Shares
Balance, December 31, 2024	55,349	$10	$439,357	$(1,666)	$(180)	$(345,355)	$92,166
Issuance of ordinary shares under the Stock Incentive Plan	3	—	2	—	—	—	2
Share-based compensation expense	—	—	942	—	—	—	942
Net loss	—	—	—	—	—	(10,272)	(10,272)
Net unrealized losses on available-for-sale investments	—	—	—	(1)	—	—	(1)
Foreign currency translation adjustments	—	—	—	62	—	—	62
Balance, March 31, 2025	55,352	$10	$440,301	$(1,605)	$(180)	$(355,627)	$82,899

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(19,398)	$(10,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,199	942
Depreciation and amortization	164	173
Accretion of discounts on available-for-sale investments	(7)	(249)
Loss on disposal of property and equipment	—	34
Change in operating assets and liabilities:
Accounts receivable, net	13	781
Prepaid expenses and other current assets	257	(1,288)
Other non-current assets	2	(9)
Accounts payable	2,342	475
Accrued liabilities	(404)	(564)
Contract liabilities	(167)	—
Operating lease liabilities	(3)	23
Other non-current liabilities	(3)	(5)
Net cash used in operating activities	(16,005)	(9,959)
Investing activities:
Purchases of short-term investments	—	(22,562)
Proceeds from maturities and sales of short-term investments	6,000	2,000
Purchases of property and equipment	—	(81)
Proceeds from sale of property and equipment	—	2
Net cash provided by (used in) investing activities	6,000	(20,641)
Financing activities:
Proceeds from private placement	17,485	—
Proceeds from issuances of ordinary shares under the Stock Incentive Plan	137	2
Net cash provided by financing activities	17,622	2
Effect of exchange rate changes on cash and cash equivalents	72	75
Net increase (decrease) in cash and cash equivalents	7,689	(30,523)
Cash and cash equivalents at beginning of year	38,345	78,232
Cash and cash equivalents at end of year	$46,034	$47,709

Non-cash financing activities:
Subscription receivable	$2,669	$—
Private placement issuance costs, accrued but not paid	$1,577	$—

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

2. Liquidity and Going Concern
As of March 31, 2026, the Company had cash and cash equivalents of $46.0 million. Based on its current operating plan and projections, management believes that the Company’s cash and cash equivalents will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).
3. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026 (“2025 Annual Report”).
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
•Connect Biopharma (Beijing) Co., Ltd.
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
As of March 31, 2026 and December 31, 2025, we determined that an allowance for credit losses was not required. For the three months ended March 31, 2026 and 2025, we did not have any material write-offs of accounts receivable balances.

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
Because we incurred a net loss for the three months ended March 31, 2026 and 2025, the following ordinary share equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	March 31,
	2026	2025
Stock options outstanding	15,168	13,319
Employee stock purchase plan rights	600	486
	15,768	13,805
Significant Accounting Policies
A complete description of our significant accounting policies are disclosed in Note 3 in the 2025 Annual Report.
Recent Accounting Pronouncements
Adopted
In September 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606, Revenue Recognition (“Topic 606”). Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. On January 1, 2026, we adopted the provisions of ASU 2025-05 on a prospective basis and elected to apply the practical expedient for current accounts receivables and contract assets arising from transactions under Topic 606. The adoption of ASU 2025-05 did not have a material impact on our results of operations, financial condition or related disclosures.

Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. ASU 2024-03 may be applied either prospectively or retrospectively and is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2024-03 on our disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 establishes the accounting for government grants received by business entities, including guidance for (1) a grant related to an asset and (2) a grant related to income. The provisions of ASU 2025-10 can be applied on either a modified prospective or modified retrospective approach. The amendments in ASU 2025-10 are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We are currently evaluating the impact of ASU 2025-10 on our condensed consolidated financial statements and related disclosures.

4. Fair Value Measurements
The Company measures cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$19,604	$19,604	$—	$—
U.S. commercial paper	15,923	—	15,923	—
Total	$35,527	$19,604	$15,923	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,531	$8,531	$—	$—
U.S. treasury bills	3,997	3,997	—	—
U.S. government agency obligations	3,001	—	3,001	—
U.S. corporate debt securities	1,001	—	1,001	—
U.S. commercial paper	10,973	—	10,973	—
Foreign commercial paper	8,458	—	8,458	—
Total	$35,961	$12,528	$23,433	$—
We have not transferred any investment securities between the three levels of the fair value hierarchy.
As of March 31, 2026, cash equivalents included $15.9 million of available-for-sale securities with contractual maturities of three months or less. As of December 31, 2025, cash equivalents included $21.4 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $6.0 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of March 31, 2026 and December 31, 2025 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
The Company’s cash equivalents and short-term investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2026 or December 31, 2025. The Company does not have any investments classified as Level 3.

5. Balance Sheet Details
Available-for-Sale Investments
The following is a summary of our available-for-sale investments (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. commercial paper	$15,928	$—	$(5)	$15,923
Total	$15,928	$—	$(5)	$15,923

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$3,995	$2	$—	$3,997
U.S. government agency obligations	3,002	—	(1)	3,001
U.S. corporate debt securities	1,000	1	—	1,001
U.S. commercial paper	10,974	—	(1)	10,973
Foreign commercial paper	8,460	—	(2)	8,458
Total	$27,431	$3	$(4)	$27,430
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
The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its credit losses related to its available-for-sale securities were immaterial at March 31, 2026 and December 31, 2025.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The Company regularly monitors and evaluates the realizable value of its available-for-sale investment securities. The Company did not recognize any impairment losses for the three months ended March 31, 2026 or 2025.
Unrealized gains and losses associated with the Company’s investments are reported in accumulated other comprehensive loss. For the three months ended March 31, 2026 and 2025, the Company recorded $4,000 and $1,000, respectively, in net unrealized losses associated with its available-for-sale investments.
Realized gains and losses associated with its investments, if any, are reported in the statements of operations and comprehensive loss. The Company did not recognize any realized gains or losses during the three months ended March 31, 2026 or 2025.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid clinical and manufacturing expenses	$5,523	$5,825
Subscription receivable	2,669	—
Prepaid insurance	26	329
Prepaid taxes	266	243
Interest receivables	32	148
Other prepaid expenses and current assets	470	29
Total prepaid expenses and other current assets	$8,986	$6,574
On April 1, 2026, the Company received the funds related to the outstanding subscription receivable.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued clinical, manufacturing and professional expense	$10,685	$8,086
Accrued compensation and benefits	1,424	2,914
Other accrued expenses	224	160
Total accrued liabilities	$12,333	$11,160
6. License and Collaboration Agreement
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
As consideration for the rights granted to Simcere under the License Agreement, Simcere paid the Licensor a non-refundable, non-creditable up-front fee of approximately $21 million. Simcere is also required to make milestone payments to the Licensor upon the achievement of certain development, regulatory and commercial milestones (“Milestones”), initially totaling up to $123 million. In 2024, we received approximately $5 million in Milestone payments from Simcere for the achievement of certain development Milestones. In 2025, one time-based Milestone in the amount of approximately $8 million lapsed because it was not achieved by the deadline set forth in the License Agreement. Accordingly, as of March 31, 2026, we are eligible to receive remaining Milestone payments up to an aggregate amount of approximately $110 million. The achievement of these Milestones is dependent upon the timing and success of future development, regulatory and commercial activities to be completed by Simcere. Simcere is also required to make payments for cost reimbursements related to certain development activities, including supply of material for clinical development. The License Agreement additionally provides that Simcere is obligated to pay Licensor royalties at tiered percentage rates up to low double-digit percentages on net sales of the licensed product in the Territory.
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
When an intellectual property license is determined to be a predominant promise in the arrangement, sales-based milestone payments and royalties are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. For cost reimbursements related to the supply of material for clinical development, the Company recognizes revenue when Simcere obtains control of the goods. For the three months ended March 31, 2026, the Company recognized $169,000 in revenue under the License Agreement related to the upfront license fee. No revenue was recognized for the three months ended March 31, 2025.
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
The Company expects to recognize the transaction price, at a point in time or over the expected performance period of each respective performance obligation. The Company began recognizing revenue from the License Agreement once the Company had substantially completed the transfer of the intellectual property and know-how to Simcere. The revenue associated with the transfer of the intellectual property and know-how and transfer of the current manufacturing process were recognized at a point in time upon successful completion of each obligation during 2024. The Company recognized the revenue associated with the transfer of a new manufacturing process at a point in time upon successful completion of the obligation in the first quarter of 2026. For the performance obligation to complete certain development services, the Company recognized the transaction price over the expected performance period using an input method. To measure the progress of this obligation, the Company used the cost-to-cost basis approach to estimate the percentage of completion as this method provides the most faithful depiction of the Company’s performance in transferring control of the services promised to Simcere and represents the Company’s best estimate of the period of the obligation. The performance obligation related to certain rademikibart development services was completed in 2024.
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
Contract Assets and Liabilities
As of March 31, 2026, the Company had no contract assets or liabilities related to the License Agreement. As of December 31, 2025, the Company had no contract assets and $0.2 million in contract liabilities related to the upfront fee received under the License Agreement. During the three months ended March 31, 2026, the remaining $0.2 million of the contract liability was recognized as revenue, which was included in the contract liability balance at the beginning of the year.
7. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any material litigation and did not have contingency reserves established for any liabilities as of March 31, 2026 or December 31, 2025.
8. Leases
We have an operating lease for 6,942 square feet of office space for our corporate headquarters in San Diego, California, with a lease term that expires on January 31, 2028. In the first quarter of 2025, we recognized an initial right-of-use (“ROU”) lease asset of $0.9 million and a lease liability of $0.9 million related to this space in San Diego, California.

We also have an operating lease for 25,476 square feet of laboratory and office space in Taicang, China. In March 2026, we amended the lease to extend the term for one year until April 30, 2027. In the first quarter of 2026, we recognized an ROU lease asset of $0.1 million and a lease liability of $0.1 million related to the lease amendment.
As of March 31, 2026 and December 31, 2025, the weighted average remaining lease term was 1.7 years and 2.0 years, respectively, and the weighted average discount rate used to determine the operating lease liability was 7.7% and 8.1%, respectively.
During the three months ended March 31, 2026 and 2025, we recognized $106,000 and $125,000, respectively, of operating lease expense and we paid $109,000 and $76,000, respectively, for our operating leases.

Annual future minimum lease payments as of March 31, 2026 are as follows (in thousands):

2026 (remainder of year)	$331
2027	379
2028	30
Thereafter	—
Total future minimum lease payments	740
Less: amount representing interest	(47)
Total lease liabilities	$693
9. Shareholders’ Equity
Private Placement
In March 2026, the Company entered into a securities purchase agreement with a select group of institutional accredited investors to sell 6,130,000 shares of its ordinary shares in a private placement at a price of $3.25 per share with respect to any purchaser that is not owned or controlled by an individual who is an officer, director, employee or consultant of the Company (“Private Placement”). The estimated net proceeds from the Private Placement were $18.6 million (gross proceeds of $20.2 million, net of $1.6 million in estimated placement agent fees and other offering expenses). The Private Placement closed on March 31, 2026.
The Private Placement was led by the Company’s largest current investor, Panacea Venture, which purchased ordinary shares in the Private Placement totaling $4.0 million. James Huang, a member of our Board, is the sole owner of Panacea Innovation Limited, which is the sole owner of Panacea Venture.
Statutory Reserves
In accordance with the People’s Republic of China (“PRC”) regulations and the articles of association of the companies registered in the PRC, companies are required to set aside 10% of their net profit for the year, offsetting any prior year losses, to the statutory surplus reserve fund as determined under the relevant PRC accounting standards. When the balance of such reserve reaches 50% of the entity’s registered capital, any further appropriation is optional. As of March 31, 2026, we have not made any profit appropriations to the reserve fund, as all of our subsidiaries in the PRC were in an accumulated loss position.
Under PRC laws and regulations, there are restrictions on the Company’s PRC subsidiaries with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. As of March 31, 2026 and December 31, 2025, restricted net assets including paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries was $14.9 million and $15.7 million, respectively.
10. Equity Incentive Plans
Equity Compensation Plan Activity
The following table summarizes all stock option plan activity for the three months ended March 31, 2026:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2025	15,190,575	$2.14
Granted	263,800	$2.50
Exercised	(131,505)	$1.04
Cancelled	(155,233)	$8.73
Outstanding at March 31, 2026	15,167,637	$2.08

In accordance with our Non-Employee Director Compensation Program, certain non-employee directors elected to receive fully vested shares in lieu of all or a portion of their 2026 annual cash board retainers. Accordingly, fully vested ordinary shares were granted to these directors for their service as a director during the first quarter of 2026. The number of shares received in lieu of cash was calculated by dividing the applicable value of the equity by the average closing price of our ordinary shares over the 30 consecutive days immediately preceding March 31, 2026, rounded down to the nearest whole share. On March 31, 2026, we granted certain non-employee directors 7,877 fully vested ordinary shares. The weighted-average grant date fair value of these shares was $2.62.
Share-based Compensation
The following table summarizes share-based compensation expense related to share-based payment awards granted pursuant to all of our equity compensation arrangements (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$277	$331
General and administrative	922	611
Total share-based compensation expense	$1,199	$942
As of March 31, 2026, there was $12.6 million of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of our equity compensation plans. Total unrecognized compensation cost will be adjusted for forfeitures. We expect to recognize this compensation cost over a weighted-average period of 2.8 years.
The following are the weighted-average assumptions for stock options:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.6%	4.4%
Dividend yield	0.0%	0.0%
Volatility	107.0%	109.6%
Expected life (years)	5.6	6.1
The weighted-average fair value of options granted was $2.03 and $0.81 for the three months ended March 31, 2026 and 2025, respectively.
11. Income Taxes
For the three months ended March 31, 2026 and 2025, we recorded income tax expense of $48,000 and $54,000, respectively. Our effective tax rate for the three months ended March 31, 2026 and 2025 was (0.2)% and (0.5)%, respectively. The effective tax rate in both periods was primarily driven by the full valuation allowance maintained against the Company’s deferred tax assets.
For the three months ended March 31, 2026, the Company’s provision for income taxes was based on its worldwide estimated annualized effective tax rate, except for (1) jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, (2) jurisdictions for which forecasted pre-tax income or loss cannot be estimated, and (3) the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a forecast cannot be estimated is based on actual taxes and tax reserves for the quarter.
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

As of March 31, 2026, unrecognized tax benefits were $1.3 million, of which none would affect the effective tax rate, if recognized. It is the Company’s policy to classify accrued interest and penalties to unrecognized tax benefits in the provision for income taxes. There were no accrued interest or penalties as of March 31, 2026 or December 31, 2025. During the three months ended March 31, 2026, there were no material changes to the disclosures regarding uncertain tax positions included in our 2025 Annual Report.
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
The following table provides significant segment expenses, other segment items, reported segment net loss and a reconciliation of segment net loss to the Company’s total consolidated net loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
License and collaboration revenues	$169	$—
Research and development expense	(15,030)	(6,633)
General and administrative expense	(4,746)	(4,814)
Other income, net	257	1,229
Income tax expense	(48)	(54)
Segment net loss	(19,398)	(10,272)
Reconciliation of loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$(19,398)	$(10,272)
The Company’s long-lived tangible assets, as well as the Company’s ROU lease assets recognized on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were located as follows: $0.6 million and $0.7 million, respectively, in the U.S. and $3.7 million and $3.8 million, respectively, in the PRC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes included in our 2025 Annual Report.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future events, future financial condition, revenues or performance, future operations, financing needs, business trends, research and development, potential of, and expectations for, our pipeline and technology platforms, the timing, potential of and expectations for planned clinical trials and preclinical studies, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, goals, objectives of management, expected market size and growth for our potential products, the timing of availability of clinical data, program updates and data disclosures, and our plans for rademikibart, are forward-looking statements. These statements may be identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “commitments,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “might”, “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current assumptions, expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of substantial known and unknown risks, uncertainties and assumptions, including those described in Part I, “Item 1A. Risk Factors” of our 2025 Annual Report, Part II, “Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and our other filings with the SEC. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results or outcomes, or the timing of such results or outcomes, could differ materially from those expressed or implied in the forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Overview
Connect Biopharma, headquartered in San Diego, California, is a clinical-stage biopharmaceutical company dedicated to transforming care for asthma and COPD. The Company is advancing rademikibart, a next-generation, potentially best-in-class antibody designed to target IL-4Rα.
Significant Developments
The following is a summary of significant developments affecting our business that have occurred since the filing of our 2025 Annual Report. For a more comprehensive discussion of our product candidate, rademikibart, see our 2025 Annual Report.
On March 31, 2026, the Company completed its previously announced private placement with gross proceeds of $20.2 million and estimated net proceeds of $18.6 million.

In April 2026, the Company announced that the independent data monitoring committee overseeing its Phase 2 Seabreeze STAT asthma and COPD studies reviewed the pre-specified interim analysis of efficacy data with no recommendation for change in the sample size and confirmed that is has no safety concerns based on a regular review of safety data.

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate our estimates on an ongoing basis, including those related to revenue recognition and accrued research and development expenses. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
During the three months ended March 31, 2026, there have been no material changes to our critical accounting estimates and judgments, as described within Item 7 of our 2025 Annual Report.
Recent Accounting Pronouncements
See Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
License and Collaboration Revenues
License and collaboration revenues relate to the Simcere License Agreement under which Simcere has been granted exclusive rights to develop, manufacture, and commercialize rademikibart for all indications in Greater China, including mainland China, Hong Kong, Macau, and Taiwan.
License and collaboration revenues for the three months ended March 31, 2026 were $0.2 million, and were related to the upfront license fee under the Simcere License Agreement. There were no license and collaboration revenues for the three months ended March 31, 2025.
Research and Development Expense
Research and development expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Rademikibart-related costs	$11,560	$3,656
Other development related costs	—	73
Personnel costs and other expenses	3,193	2,573
Share-based compensation expense	277	331
Total research and development expense	$15,030	$6,633
For the three months ended March 31, 2026, research and development expense was $15.0 million, compared to $6.6 million for the same period in 2025. The increase in research and development expense was primarily due to an increase in costs related to the development of rademikibart. During the second quarter of 2025, we initiated two rademikibart Phase 2 clinical trials in patients experiencing an acute exacerbation of asthma or COPD.
General and Administrative Expense
For the three months ended March 31, 2026 and 2025, general and administrative expense was comparable at $4.7 million and $4.8 million, respectively.
Other Income, Net
For the three months ended March 31, 2026, other income, net was $0.3 million, compared to $1.2 million for the same period in 2025. The decrease in other income, net was primarily due to a decrease in government subsidies and interest income earned on our invested cash balances.
Liquidity and Capital Resources
Our net cash used in operating activities for the three months ended March 31, 2026 was $16.0 million, compared to $10.0 million for the same period in 2025. The increase in net cash used in operating activities was primarily due to an increase in net loss of $9.1 million, partially offset by net changes in our operating assets and liabilities of $2.6 million.

Our net cash provided by investing activities for the three months ended March 31, 2026 was $6.0 million, compared to net cash used in investing activities of $20.6 million for the same period in 2025. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $6.0 million for the three months ended March 31, 2026, compared to net purchases of short-term investments of $20.6 million for the three months ended March 31, 2025.
Our net cash provided by financing activities for the three months ended March 31, 2026 was $17.6 million, compared to $2,000 for the same period in 2025. The increase in net cash provided by financing activities was primarily due to the Private Placement which closed in March 2026.
Liquidity and Material Cash Requirements
As of March 31, 2026, we had cash and cash equivalents of $46.0 million. Based on our current operating plan and projections, management believes that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
Historically, we have financed our operations, including technology and product research and development, primarily through sales of our securities, including our IPO that we completed in March 2021 for total cash consideration of $219.9 million before underwriting discounts and commissions, and the Private Placement (as discussed below), and through up-front payments, research funding and milestone payments under collaborative arrangements.
In March 2026, we entered into a securities purchase agreement with a select group of accredited investors to sell 6,130,000 shares of our ordinary shares in a private placement (“Private Placement”). The estimated net proceeds from the Private Placement were $18.6 million (gross proceeds of $20.2 million, net of $1.6 million in estimated placement agent fees and other offering expenses). The Private Placement closed on March 31, 2026.
We have an operating lease for our corporate headquarters in San Diego, California for 6,942 square feet of office space, which expires on January 31, 2028. We have agreed to pay a basic annual rent for the additional office space that increases incrementally over the term of the lease from $0.3 million for the first 12 months of the lease (inclusive of certain rent abatements) to $0.4 million for the last 12 months of the lease, and such other amounts as set forth in the lease.
In addition, we have a lease for 25,476 square feet of laboratory and office space in Taicang, China, with a lease term that expires on April 30, 2027. As of March 31, 2026, we had total operating lease obligations of $0.7 million, with $0.3 million due during the remainder of fiscal year 2026 and $0.4 million due within the following two to three years.
We enter into agreements with clinical sites and clinical research organizations for the conduct of our clinical trials and contract manufacturing organizations for the manufacture and supply of preclinical, clinical and, potential future, commercial materials and drug product. We make payments to these clinical sites and clinical research organizations based in part on the number of eligible patients enrolled and the length of their participation in the clinical trials. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. At this time, due to the variability associated with clinical site agreements, contract research organization agreements and contract manufacturing agreements, we are unable to estimate with certainty the future costs we will incur. We intend to use our current financial resources to fund our obligations under these commitments.
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:
•our ability to raise capital and the impact on our business of adverse global macroeconomic and geopolitical conditions, including high interest rates, the inflationary environment, recessionary fears, foreign exchange rate volatility, instability in financial institutions, government shutdowns, changes in monetary policy, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, and rising geopolitical instability, including the conflicts in the Middle East and the related volatility in the price of oil and other commodity prices;
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
There have been significant disruptions to global financial markets and a general adverse global macroeconomic environment. Unstable market and macroeconomic conditions may have serious adverse consequences on our business, financial condition and stock price. Any increase in inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. High interest rates also present a challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue, which, together with the foregoing, could result in further macroeconomic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such macroeconomic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience impacts in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs. Our costs, business, financial position and cash flows could also be impacted by other macroeconomic factors, including supply chain constraints, consequences associated with geopolitical conflicts such as the ongoing conflicts in Ukraine and in the Middle East, including the related volatility in the price of oil and other commodity prices, the impact of tariffs imposed by or on the U.S., as well as other tariff-related developments and other matters impacting global trade, shifting priorities and policies within the U.S. federal government and government agencies, government shutdowns, and employee availability and wage increases, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or potential future commercialization efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.
Item 4. Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report. We are not aware of any material changes to the risk factors described in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Except as disclosed in a Current Report on Form 8-K filed with the SEC on March 30, 2026, there were no other sales of unregistered equity securities during the quarter ended March 31, 2026.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Trading Plans
During the quarter ended March 31, 2026, none of our directors or Section 16 officers adopted or terminated a (i) Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or (ii) non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Incorporation by Reference

Exhibit No.	Description	Form	File No.	Exhibit Reference	Filing Date	Filed or Furnished Herewith

10.1	Securities Purchase Agreement, dated March 29, 2026, by and between Connect Biopharma Holdings Limited and each of the purchasers party thereto	8-K	001-40212	10.1	3/30/2026

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

32.1#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					Furnished

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					Filed

101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					Filed

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					Filed
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

Connect Biopharma Holdings Limited

Date: May 12, 2026	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(Registrant’s Principal Executive Officer)

Date: May 12, 2026	/s/ Lisa Peraza
Lisa Peraza
Senior Vice President of Finance
(Registrant’s Principal Financial and Accounting Officer)