Form 10-Q
period 2026-06-30
Connect Biopharma Holdings Ltd
filed 2026-08-12
CIK 1835268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐     No ☒
As of July 31, 2026, there were 62,974,309 ordinary shares of the Company ($0.000174 par value) outstanding.

CONNECT BIOPHARMA HOLDINGS LIMITED
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value and share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$27,015	$38,345
Short-term investments	4,471	5,997
Accounts receivable, net	2,936	13
Prepaid expenses and other current assets	4,201	6,574
Total current assets	38,623	50,929
Property and equipment, net	3,600	3,808
Right-of-use lease assets, net	561	647
Intangible assets, net	42	45
Other assets	646	646
Total assets	$43,472	$56,075

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,016	$1,964
Accrued liabilities	13,892	11,160
Contract liabilities	—	167
Current lease liabilities	393	322
Total current liabilities	16,301	13,613
Non-current lease liabilities	203	368
Other non-current liabilities	107	114
Total liabilities	16,611	14,095
Commitments and contingencies (see Note 7)
Shareholders' equity:
Ordinary shares, $0.000174 par value; 400,000,000 shares authorized; 62,974,309 and 56,442,308 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	11	10
Additional paid-in capital	465,509	444,176
Accumulated other comprehensive loss	(962)	(1,191)
Treasury shares	(180)	(180)
Accumulated deficit	(437,517)	(400,835)
Total shareholders' equity	26,861	41,980
Total liabilities and shareholders' equity	$43,472	$56,075
See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License and collaboration revenues	$2,768	$48	$2,937	$48
Operating expenses:
Research and development expense	16,273	8,773	31,303	15,406
General and administrative expense	4,099	4,699	8,845	9,513
Total operating expenses	20,372	13,472	40,148	24,919
Loss from operations	(17,604)	(13,424)	(37,211)	(24,871)
Other income, net:
Interest income	313	619	573	1,339
Other income (expense)	67	(39)	64	470
Total other income, net	380	580	637	1,809
Net loss before income tax	(17,224)	(12,844)	(36,574)	(23,062)
Income tax expense	60	55	108	109
Net loss	$(17,284)	$(12,899)	$(36,682)	$(23,171)
Other comprehensive loss:
Foreign currency translation adjustments	102	236	234	298
Unrealized losses on available-for-sale investments	(1)	(6)	(5)	(7)
Comprehensive loss	$(17,183)	$(12,669)	$(36,453)	$(22,880)

Basic and diluted net loss per ordinary share	$(0.27)	$(0.23)	$(0.61)	$(0.42)
Weighted-average ordinary shares outstanding, basic and diluted	62,884	55,498	59,732	55,426

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Shares	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2025	56,442	$10	$444,176	$(1,191)	$(180)	$(400,835)	$41,980
Issuance of ordinary shares in a private placement, net of issuance costs	6,130	1	18,576	—	—	—	18,577
Issuance of ordinary shares under the Stock Incentive Plan	140	—	137	—	—	—	137
Share-based compensation expense	—	—	1,199	—	—	—	1,199
Net loss	—	—	—	—	—	(19,398)	(19,398)
Net unrealized losses on available-for-sale investments	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustments	—	—	—	132	—	—	132
Balance, March 31, 2026	62,712	11	464,088	(1,063)	(180)	(420,233)	42,623
Issuance of ordinary shares in a private placement, net of issuance costs	—	—	(16)	—	—	—	(16)
Issuance of ordinary shares under the Employee Stock Purchase Plan	252	—	176	—	—	—	176
Issuance of ordinary shares under the Stock Incentive Plan	10	—	—	—	—	—	—
Share-based compensation expense	—	—	1,261	—	—	—	1,261
Net loss	—	—	—	—	—	(17,284)	(17,284)
Net unrealized losses on available-for-sale investments	—	—	—	(1)	—	—	(1)
Foreign currency translation adjustments	—	—	—	102	—	—	102
Balance, June 30, 2026	62,974	$11	$465,509	$(962)	$(180)	$(437,517)	$26,861

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Shares	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2024	55,349	$10	$439,357	$(1,666)	$(180)	$(345,355)	$92,166
Issuance of ordinary shares under the Stock Incentive Plan	3	—	2	—	—	—	2
Share-based compensation expense	—	—	942	—	—	—	942
Net loss	—	—	—	—	—	(10,272)	(10,272)
Net unrealized losses on available-for-sale investments	—	—	—	(1)	—	—	(1)
Foreign currency translation adjustments	—	—	—	62	—	—	62
Balance, March 31, 2025	55,352	10	440,301	(1,605)	(180)	(355,627)	82,899
Issuance of ordinary shares under the Employee Stock Purchase Plan	204	—	143	—	—	—	143
Issuance of ordinary shares under the Stock Incentive Plan	24	—	18	—	—	—	18
Share-based compensation expense	—	—	951	—	—	—	951
Net loss	—	—	—	—	—	(12,899)	(12,899)
Net unrealized losses on available-for-sale investments	—	—	—	(6)	—	—	(6)
Foreign currency translation adjustments	—	—	—	236	—	—	236
Balance, June 30, 2025	55,580	$10	$441,413	$(1,375)	$(180)	$(368,526)	$71,342

See accompanying notes.

CONNECT BIOPHARMA HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(36,682)	$(23,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,460	1,893
Depreciation and amortization	325	344
Accretion of discounts on available-for-sale investments	(10)	(537)
Loss on disposal of property and equipment	—	34
Change in operating assets and liabilities:
Accounts receivable, net	(2,923)	789
Prepaid expenses and other current assets	2,373	(3,524)
Other non-current assets	3	(7)
Accounts payable	52	1,952
Accrued liabilities	2,657	131
Contract liabilities	(167)	—
Operating lease liabilities	(8)	56
Other non-current liabilities	(7)	(510)
Net cash used in operating activities	(31,927)	(22,550)
Investing activities:
Purchases of short-term investments	(4,469)	(30,470)
Proceeds from maturities and sales of short-term investments	6,000	15,340
Purchases of property and equipment	—	(384)
Proceeds from sale of property and equipment	—	2
Net cash provided by (used in) investing activities	1,531	(15,512)
Financing activities:
Proceeds from private placement	20,154	—
Payment of private placement issuance costs	(1,518)	—
Proceeds from purchases under the Employee Stock Purchase Plan	176	143
Proceeds from issuances of ordinary shares under the Stock Incentive Plan	137	20
Net cash provided by financing activities	18,949	163
Effect of exchange rate changes on cash and cash equivalents	117	299
Net decrease in cash and cash equivalents	(11,330)	(37,600)
Cash and cash equivalents at beginning of period	38,345	78,232
Cash and cash equivalents at end of period	$27,015	$40,632
Supplemental disclosure of cash flow information:
Income taxes paid - federal	$10	$123
Income taxes paid - state	$1	$1
Private placement issuance costs, accrued but not paid	$75	$—

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

2. Liquidity and Going Concern
The Company has incurred significant net losses since its inception and expects to incur net losses for the foreseeable future. The Company expects to finance its cash needs through equity offerings, debt financings, collaborations, monetization transactions, government contracts, other strategic transactions, or any combination thereof. As of June 30, 2026, the Company had cash, cash equivalents and short-term investments of $31.5 million. Based on its current operating plan and projections, management believes that the Company’s cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).
3. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the SEC for interim reporting. Accordingly, since they are interim statements, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026 (“2025 Annual Report”).
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

Indirectly Held
•Connect Biopharm LLC
•Connect Biopharma Australia PTY LTD
•Suzhou Connect Biopharma Co., Ltd. (“Connect SZ”)
•Connect Biopharma (Beijing) Co., Ltd.
•Connect Biopharma (Shanghai) Co., Ltd.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company’s significant accounting policies that involve significant judgment and estimates include revenue recognition, investments, accrued research and development expenses, income taxes and share-based compensation. Actual results could differ materially from those estimates.
Fair Value of Financial Instruments
A company may elect to use fair value to measure financial instruments. If the use of fair value is elected, any upfront costs and fees related to the item such as debt issuance costs must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. Unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings and any changes in fair value are recognized in earnings. The Company has elected to not apply the fair value option to its financial assets and liabilities.
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
Accounts Receivable, Net
Accounts receivable are recorded at the invoice amount, net of an allowance for credit losses. The allowance for credit losses reflects accounts receivable balances that are believed to be uncollectible. In estimating the allowance for credit losses, the Company considers: (1) its historical experience with collections and write-offs; (2) the credit quality of its customers and any recent or anticipated changes thereto; (3) the outstanding balances and past due amounts from its customers; and (4) reasonable and supportable forecast of economic conditions expected to exist throughout the contractual term of the receivable.
As of June 30, 2026 and December 31, 2025, the Company determined that an allowance for credit losses was not required. For the three and six months ended June 30, 2026 and 2025, the Company did not have any material write-offs of accounts receivable balances.

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
Because the Company incurred a net loss for the three and six months ended June 30, 2026 and 2025, the following ordinary share equivalents were not included in the computation of net loss per share because their effect would be anti-dilutive (in thousands):

	June 30,
	2026	2025
Stock options outstanding	15,095	13,898
Employee stock purchase plan rights	364	745
	15,459	14,643
Significant Accounting Policies
A complete description of the Company’s significant accounting policies are disclosed in Note 3 in the 2025 Annual Report.
Recent Accounting Pronouncements
Adopted
In September 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606, Revenue Recognition (“Topic 606”). Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. On January 1, 2026, the Company adopted the provisions of ASU 2025-05 on a prospective basis and elected to apply the practical expedient for current accounts receivables and contract assets arising from transactions under Topic 606. The adoption of ASU 2025-05 did not have a material impact on the Company’s results of operations, financial condition or related disclosures.

Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. ASU 2024-03 may be applied either prospectively or retrospectively and is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 establishes the accounting for government grants received by business entities, including guidance for (1) a grant related to an asset and (2) a grant related to income. The provisions of ASU 2025-10 can be applied on either a modified prospective or modified retrospective approach. The amendments in ASU 2025-10 are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of ASU 2025-10 on its condensed consolidated financial statements and related disclosures.

4. Fair Value Measurements
The Company measures cash, cash equivalents and short-term investments at fair value on a recurring basis. The fair values of such assets were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,673	$8,673	$—	$—
U.S. treasury bills	4,471	4,471	—	—
U.S. commercial paper	7,987	—	7,987	—
Foreign commercial paper	5,484	—	5,484	—
Total	$26,615	$13,144	$13,471	$—

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,531	$8,531	$—	$—
U.S. treasury bills	3,997	3,997	—	—
U.S. government agency obligations	3,001	—	3,001	—
U.S. corporate debt securities	1,001	—	1,001	—
U.S. commercial paper	10,973	—	10,973	—
Foreign commercial paper	8,458	—	8,458	—
Total	$35,961	$12,528	$23,433	$—
The Company has not transferred any investment securities between the three levels of the fair value hierarchy.
As of June 30, 2026, cash equivalents included $13.4 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $4.5 million of available-for-sale securities with contractual maturities of three months to one year. As of December 31, 2025, cash equivalents included $21.4 million of available-for-sale securities with contractual maturities of three months or less and short-term investments included $6.0 million of available-for-sale securities with contractual maturities of three months to one year. The money market funds as of June 30, 2026 and December 31, 2025 are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets.
The Company’s cash equivalents and short-term investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2026 or December 31, 2025. The Company does not have any investments classified as Level 3.

5. Balance Sheet Details
Available-for-Sale Investments
The following is a summary of the Company’s available-for-sale investments (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$4,474	$—	$(3)	$4,471
U.S. commercial paper	7,988	—	(1)	7,987
Foreign commercial paper	5,485	—	(1)	5,484
Total	$17,947	$—	$(5)	$17,942

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury bills	$3,995	$2	$—	$3,997
U.S. government agency obligations	3,002	—	(1)	3,001
U.S. corporate debt securities	1,000	1	—	1,001
U.S. commercial paper	10,974	—	(1)	10,973
Foreign commercial paper	8,460	—	(2)	8,458
Total	$27,431	$3	$(4)	$27,430
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
The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its credit losses related to its available-for-sale securities were immaterial at June 30, 2026 and December 31, 2025.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The Company regularly monitors and evaluates the realizable value of its available-for-sale investment securities. The Company did not recognize any impairment losses for the three and six months ended June 30, 2026 or 2025.
Unrealized gains and losses associated with the Company’s investments are reported in accumulated other comprehensive loss. For the three and six months ended June 30, 2026, the Company recorded $1,000 and $5,000, respectively, in net unrealized losses associated with its available-for-sale investments. For the three and six months ended June 30, 2025, the Company recorded $6,000 and $7,000, respectively, in net unrealized losses associated with its available-for-sale investments.
Realized gains and losses associated with its investments, if any, are reported in the statements of operations and comprehensive loss. The Company did not recognize any realized gains or losses during the three and six months ended June 30, 2026 or 2025.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid clinical and manufacturing expenses	$2,848	$5,825
Prepaid insurance	496	329
Prepaid taxes	302	243
Interest receivables	22	148
Other prepaid expenses and current assets	533	29
Total prepaid expenses and other current assets	$4,201	$6,574
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued clinical, manufacturing and professional expense	$11,795	$8,086
Accrued compensation and benefits	1,873	2,914
Other accrued expenses	224	160
Total accrued liabilities	$13,892	$11,160
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
As consideration for the rights granted to Simcere under the License Agreement, Simcere paid the Licensor a non-refundable, non-creditable up-front fee of approximately $21 million. Simcere is also required to make milestone payments to the Licensor upon the achievement of certain development, regulatory and commercial milestones (“Milestones”), initially totaling up to $123 million. In 2024, the Company received approximately $5 million in Milestone payments from Simcere for the achievement of certain development Milestones. In 2025, one time-based Milestone in the amount of approximately $8 million lapsed because it was not achieved by the deadline set forth in the License Agreement. During the second quarter of 2026, one regulatory-based Milestone in the amount of approximately $7 million was achieved and one time-based Milestone in the amount of approximately $4 million lapsed because it was not achieved by the deadline set forth in the License Agreement. Accordingly, as of June 30, 2026, the Company is eligible to receive remaining Milestone payments up to an aggregate amount of approximately $99 million. The achievement of these Milestones is dependent upon the timing and success of future development, regulatory and commercial activities to be completed by Simcere. Simcere is also required to make payments for cost reimbursements related to certain development activities, including supply of material for clinical development. The License Agreement additionally provides that Simcere is obligated to pay Licensor royalties at tiered percentage rates up to low double-digit percentages on net sales of the licensed product in the Territory.
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
When an intellectual property license is determined to be a predominant promise in the arrangement, sales-based milestone payments and royalties are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. For cost reimbursements related to the supply of material for clinical development, the Company recognizes revenue when Simcere obtains control of the goods. For the three and six months ended June 30, 2026, the Company recognized $2.8 million and $2.9 million, respectively, in revenue under the License Agreement primarily related to the achievement of a regulatory-based Milestone in the amount of approximately $7 million, partially offset by cost sharing for certain development activities in the amount of approximately $4 million. The cost sharing was deemed to be consideration payable to a customer and was accounted for as a reduction to revenue in accordance Topic 606. For the three and six months ended June 30, 2025, the Company recognized $48,000 in revenue under the License Agreement related to cost reimbursements for clinical materials.

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
Contract Assets and Liabilities
As of June 30, 2026, the Company had no contract assets or liabilities related to the License Agreement. As of December 31, 2025, the Company had no contract assets and $0.2 million in contract liabilities related to the upfront fee received under the License Agreement. During the six months ended June 30, 2026, the remaining $0.2 million of the contract liability was recognized as revenue, which was included in the contract liability balance at the beginning of the year.
7. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not a party to any material litigation and did not have contingency reserves established for any liabilities as of June 30, 2026 or December 31, 2025.
8. Leases
The Company has an operating lease for 6,942 square feet of office space for its corporate headquarters in San Diego, California, with a lease term that expires on January 31, 2028. In the first quarter of 2025, the Company recognized an initial right-of-use (“ROU”) lease asset of $0.9 million and a lease liability of $0.9 million related to this space in San Diego, California.

The Company also has an operating lease for 25,476 square feet of laboratory and office space in Taicang, China. In March 2026, the Company amended the lease to extend the term for one year until April 30, 2027. In the first quarter of 2026, the Company recognized an ROU lease asset of $0.1 million and a lease liability of $0.1 million related to the lease amendment.
As of June 30, 2026 and December 31, 2025, the weighted average remaining lease term was 1.5 years and 2.0 years, respectively, and the weighted average discount rate used to determine the operating lease liability was 7.8% and 8.1%, respectively.
During the three months ended June 30, 2026 and 2025, the Company recognized $106,000 and $121,000, respectively, of operating lease expense and the Company paid $111,000 and $88,000, respectively, for its operating leases.
During the six months ended June 30, 2026 and 2025, the Company recognized $212,000 and $246,000, respectively, of operating lease expense and the Company paid $220,000 and $163,000, respectively, for its operating leases.

Annual future minimum lease payments as of June 30, 2026 are as follows (in thousands):

2026 (remainder of year)	$222
2027	379
2028	30
Thereafter	—
Total future minimum lease payments	631
Less: amount representing interest	(35)
Total lease liabilities	$596
9. Shareholders’ Equity
Private Placement
In March 2026, the Company entered into a securities purchase agreement with a select group of institutional accredited investors to sell 6,130,000 shares of its ordinary shares in a private placement at a price of $3.25 per share with respect to any purchaser that is not owned or controlled by an individual who is an officer, director, employee or consultant of the Company (“Private Placement”). The net proceeds from the Private Placement were $18.6 million (gross proceeds of $20.2 million, net of $1.6 million in placement agent fees and other offering expenses). The Private Placement closed on March 31, 2026. In May 2026, the Company filed a registration statement with the SEC to register for resale 6,130,000 ordinary shares. The registration statement was declared effective on June 1, 2026.
The Private Placement was led by the Company’s largest current investor, Panacea Venture, which purchased ordinary shares in the Private Placement totaling $4.0 million. James Huang, a member of the Company’s Board, is the sole owner of Panacea Innovation Limited, which is the sole owner of Panacea Venture.
Statutory Reserves
In accordance with the People’s Republic of China (“PRC”) regulations and the articles of association of the companies registered in the PRC, companies are required to set aside 10% of their net profit for the year, offsetting any prior year losses, to the statutory surplus reserve fund as determined under the relevant PRC accounting standards. When the balance of such reserve reaches 50% of the entity’s registered capital, any further appropriation is optional. As of June 30, 2026, the Company has not made any profit appropriations to the reserve fund, as all of its subsidiaries in the PRC were in an accumulated loss position.
Under PRC laws and regulations, there are restrictions on the Company’s PRC subsidiaries with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. As of June 30, 2026 and December 31, 2025, restricted net assets including paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries was $15.6 million and $15.7 million, respectively.
10. Equity Incentive Plans
Equity Compensation Plan Activity
The following table summarizes all stock option plan activity for the six months ended June 30, 2026:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2025	15,190,575	$2.14
Granted	278,400	$2.48
Exercised	(131,505)	$1.04
Cancelled	(242,652)	$11.83
Outstanding at June 30, 2026	15,094,818	$2.00

In accordance with the Company’s Non-Employee Director Compensation Program, certain non-employee directors elected to receive fully vested shares in lieu of all or a portion of their 2026 annual cash board retainers. Accordingly, fully vested ordinary shares were granted to these directors for their service as a director during the first and second quarters of 2026. The number of shares received in lieu of cash was calculated by dividing the applicable value of the equity by the average closing price of the Company’s ordinary shares over the 30 consecutive days immediately preceding the last day of the quarter, rounded down to the nearest whole share. On March 31, 2026 and June 30, 2026, the Company granted certain non-employee directors 7,877 and 10,456 fully vested ordinary shares, respectively. The weighted-average grant date fair value of these shares was $2.48.
Share-based Compensation
The following table summarizes share-based compensation expense related to share-based payment awards granted pursuant to all of the Company’s equity compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$276	$253	$553	$584
General and administrative	985	698	1,907	1,309
Total share-based compensation expense	$1,261	$951	$2,460	$1,893
As of June 30, 2026, there was $11.4 million of total unrecognized compensation cost related to non-vested, share-based payment awards granted under all of the Company’s equity compensation plans. Total unrecognized compensation cost will be adjusted for forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 2.5 years.
The following are the weighted-average assumptions for stock options:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.7%	4.1%
Dividend yield	0.0%	0.0%
Volatility	107.0%	105.7%
Expected life (years)	5.6	6.1
The weighted-average fair value of options granted was $2.02 and $0.64 for the six months ended June 30, 2026 and 2025, respectively.
The following are the weighted-average assumptions for purchase rights under the ESPP:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.8%	4.1%
Dividend yield	0.0%	0.0%
Volatility	101.9%	109.0%
Expected life (months)	6 - 24	6 - 24
11. Income Taxes
For the three and six months ended June 30, 2026, the Company recorded income tax expense of $60,000 and $108,000, respectively, compared to $55,000 and $109,000, respectively, for the same periods in 2025. The Company’s effective tax rate for the three and six months ended June 30, 2026 was (0.3)%, compared to (0.4)% and (0.5)%, respectively, for the same periods in 2025. The effective tax rate for all periods was primarily driven by the full valuation allowance maintained against the Company’s deferred tax assets.

For the three and six months ended June 30, 2026, the Company’s provision for income taxes was based on its worldwide estimated annualized effective tax rate, except for (1) jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, (2) jurisdictions for which forecasted pre-tax income or loss cannot be estimated, and (3) the tax effect of discrete items occurring during the period. The tax for jurisdictions for which a forecast cannot be estimated is based on actual taxes and tax reserves for the quarter.
Under the provisions of ASC 740, Income Taxes, the determination of the Company’s ability to recognize its deferred tax assets requires an assessment of both negative and positive evidence. The evidence evaluated by the Company included operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. Certain entities’ net losses in recent periods represented sufficient negative evidence to require a valuation allowance against its net deferred tax assets. Due to the uncertainties surrounding the Company’s ability to generate future taxable income and consequently realize such deferred tax assets, a full valuation allowance has been established. This valuation allowance will be evaluated periodically and could be reversed partially or totally if business results sufficiently improve to support realization of deferred tax assets.
As of June 30, 2026, unrecognized tax benefits were $1.4 million, of which none would affect the effective tax rate, if recognized. It is the Company’s policy to classify accrued interest and penalties to unrecognized tax benefits in the provision for income taxes. There were no accrued interest or penalties as of June 30, 2026 or December 31, 2025. During the three and six months ended June 30, 2026, there were no material changes to the disclosures regarding uncertain tax positions included in the Company’s 2025 Annual Report.
12. Segment Reporting
The Company operates in one operating segment: treatment of respiratory diseases. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Operating Decision-Maker (the “CODM”), the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM utilizes the Company’s consolidated financial forecast, which includes product development roadmaps, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using the Company’s operating expenses, cash burn and cash runway.
The following table provides significant segment expenses, other segment items, reported segment net loss and a reconciliation of segment net loss to the Company’s total consolidated net loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License and collaboration revenues	$2,768	$48	$2,937	$48
Research and development expense	(16,273)	(8,773)	(31,303)	(15,406)
General and administrative expense	(4,099)	(4,699)	(8,845)	(9,513)
Other income, net	380	580	637	1,809
Income tax expense	(60)	(55)	(108)	(109)
Segment net loss	(17,284)	(12,899)	(36,682)	(23,171)
Reconciliation of loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(17,284)	$(12,899)	$(36,682)	$(23,171)
The Company’s long-lived tangible assets, as well as the Company’s ROU lease assets recognized on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were located as follows: $0.5 million and $0.7 million, respectively, in the U.S. and $3.6 million and $3.8 million, respectively, in the PRC.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future events, future financial condition, revenues or performance, future operations, financing needs, business trends, research and development, potential of, and expectations for, our pipeline and technology platforms, the timing, potential of and expectations for planned clinical trials and preclinical studies, including enrollment, expected results, data and related costs, the timing, outcome and content of our potential discussions or meetings with the FDA and other regulatory authorities, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, goals, objectives of management, expected market size and growth for our potential products, the timing of availability of clinical data, program updates and data disclosures, and our plans for rademikibart, are forward-looking statements. These statements may be identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “commitments,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “future,” “goal,” “intend,” “may,” “might”, “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current assumptions, expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of substantial known and unknown risks, uncertainties and assumptions, including those described in Part I, “Item 1A. Risk Factors” of our 2025 Annual Report, Part II, “Item 1A Risk Factors” of this Quarterly Report on Form 10-Q and our other filings with the SEC. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results or outcomes, or the timing of such results or outcomes, could differ materially from those expressed or implied in the forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Overview
Connect Biopharma, headquartered in San Diego, California, is a clinical-stage biopharmaceutical company dedicated to transforming care for asthma and COPD. The Company is advancing rademikibart, a next-generation, potentially best-in-class antibody designed to target IL-4Rα.
Significant Developments
The following is a summary of significant developments affecting our business that have occurred since the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, filed with the SEC on May 12, 2026 (“Q1 2026 Form 10-Q”). For additional information or for a more comprehensive discussion of our product candidate, rademikibart, see our 2025 Annual Report and Q1 2026 Form 10-Q.
The Company completed enrollment of the Phase 2 Seabreeze STAT asthma and COPD studies evaluating the safety and efficacy of rademikibart as an adjunct treatment for acute exacerbations. Topline data from both studies are expected in September 2026, which should help determine a potential Phase 3 endpoint and sample size requirements. Following topline results, the Company plans to meet with the FDA to gain alignment on a Phase 3 program.

In August 2026, the Company initiated the Phase 2 Seabreeze STAT IV study, an open-label, single-arm trial to evaluate intravenous (IV) rademikibart as an add-on treatment for an acute exacerbation in 40 participants with asthma or COPD with type 2 inflammation who require an urgent healthcare visit as in the Phase 2 Seabreeze STAT asthma and COPD studies. The Seabreeze STAT IV study is being conducted at a number of the same clinical sites that completed the Seabreeze STAT asthma and COPD studies and is designed to bridge from 600 mg subcutaneous to 300 mg IV push administration for treating acute exacerbations.

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
During the three and six months ended June 30, 2026, there have been no material changes to our critical accounting estimates and judgments, as described within Item 7 of our 2025 Annual Report.
Recent Accounting Pronouncements
See Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
License and Collaboration Revenues
License and collaboration revenues relate to the Simcere License Agreement under which Simcere has been granted exclusive rights to develop, manufacture, and commercialize rademikibart for all indications in Greater China, including mainland China, Hong Kong, Macau, and Taiwan.
License and collaboration revenues for the three and six months ended June 30, 2026 were $2.8 million and $2.9 million, respectively, and were primarily related to the achievement of a regulatory-based Milestone net of development cost sharing under the Simcere License Agreement. License and collaboration revenues for the three and six months ended June 30, 2025 were $48,000, and were related to cost reimbursements for clinical materials.
Research and Development Expense
Research and development expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rademikibart-related costs	$12,507	$5,753	$24,067	$9,409
Other development related costs	—	8	—	81
Personnel costs and other expenses	3,490	2,759	6,683	5,332
Share-based compensation expense	276	253	553	584
Total research and development expense	$16,273	$8,773	$31,303	$15,406
For the three and six months ended June 30, 2026, research and development expense was $16.3 million and $31.3 million, respectively, compared to $8.8 million and $15.4 million, respectively, for the same periods in 2025. The increase in research and development expense was primarily due to an increase in costs related to the development of rademikibart. During the second quarter of 2025, we initiated two rademikibart Phase 2 clinical trials in patients experiencing an acute exacerbation of asthma or COPD.
General and Administrative Expense
For the three and six months ended June 30, 2026, general and administrative expense was $4.1 million and $8.8 million, respectively, compared to $4.7 million and $9.5 million, respectively, for the same periods in 2025. The decrease in general and administrative expense was primarily due to a decrease in professional fees, as the prior year periods included one-time professional fees to support our efforts to become more U.S.-centric, partially offset by an increase in non-cash, share-based compensation expense.

Other Income, Net
For the three and six months ended June 30, 2026, other income, net was $0.4 million and $0.6 million, respectively, compared to $0.6 million and $1.8 million, respectively, for the same periods in 2025. The decrease in other income, net was primarily due to a decrease in interest income earned on our invested cash balances and government subsidies.
Liquidity and Capital Resources
Our net cash used in operating activities for the six months ended June 30, 2026 was $31.9 million, compared to $22.6 million for the same period in 2025. The increase in net cash used in operating activities was primarily due to an increase in net loss of $13.5 million, partially offset by net changes in our operating assets and liabilities of $3.1 million and an increase in non-cash expenses of $1.0 million primarily related to non-cash, share-based compensation expense and accretion of discounts on short-term investments.
Our net cash provided by investing activities for the six months ended June 30, 2026 was $1.5 million, compared to net cash used in investing activities of $15.5 million for the same period in 2025. The increase in cash provided by investing activities was primarily due to net maturities of short-term investments of $1.5 million for the six months ended June 30, 2026, compared to net purchases of short-term investments of $15.1 million for the six months ended June 30, 2025.
Our net cash provided by financing activities for the six months ended June 30, 2026 was $18.9 million, compared to $0.2 million for the same period in 2025. The increase in net cash provided by financing activities was primarily due to the Private Placement which closed in March 2026.
Liquidity and Material Cash Requirements
The Company has incurred significant net losses since its inception and expects to incur net losses for the foreseeable future. The Company expects to finance its cash needs through equity offerings, debt financings, collaborations, monetization transactions, government contracts, other strategic transactions, or any combination thereof. As of June 30, 2026, we had cash, cash equivalents and short-term investments of $31.5 million. Based on our current operating plan and projections, management believes that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.
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
In March 2026, we entered into a securities purchase agreement with a select group of accredited investors to sell 6,130,000 shares of our ordinary shares in a private placement (“Private Placement”). The net proceeds from the Private Placement were $18.6 million (gross proceeds of $20.2 million, net of $1.6 million in placement agent fees and other offering expenses). The Private Placement closed on March 31, 2026.
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
In addition, we have a lease for 25,476 square feet of laboratory and office space in Taicang, China, with a lease term that expires on April 30, 2027. As of June 30, 2026, we had total operating lease obligations of $0.6 million, with $0.2 million due during the remainder of fiscal year 2026 and $0.4 million due within the following two to three years.
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
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Trading Plans
On June 12, 2026, David Szekeres, the Company’s President, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading arrangement provides for the sale, from time to time and subject to certain price limits, of an aggregate of up to 400,000 ordinary shares, consisting of certain equity awards granted to Mr. Szekeres and certain ordinary shares purchased by Mr. Szekeres. The trading arrangement commences following the expiration of the applicable mandatory cooling-off period pursuant to Rule 10b5-1(c) under the Exchange Act and expires after approximately twelve months, subject to earlier termination in accordance with the terms of the trading arrangement.
On June 12, 2026, Lisa Peraza, CPA, the Company’s Senior Vice President, Finance and Principal Financial and Accounting Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading arrangement provides for the sale, from time to time and subject to certain price limits, of an aggregate of up to 77,591 ordinary shares, consisting of certain equity awards granted to Ms. Peraza and certain ordinary shares purchased by Ms. Peraza. The trading arrangement commences following the expiration of the applicable mandatory cooling-off period pursuant to Rule 10b5-1(c) under the Exchange Act and expires after approximately twelve months, subject to earlier termination in accordance with the terms of the trading arrangement.
Except as disclosed above, during the quarter ended June 30, 2026, none of our other directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a (i) Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) or (ii) non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Connect Biopharma Holdings Limited

Date: August 12, 2026	/s/ Barry D. Quart
Barry D. Quart, Pharm.D.
Chief Executive Officer
(Registrant’s Principal Executive Officer)

Date: August 12, 2026	/s/ Lisa Peraza
Lisa Peraza
Senior Vice President of Finance
(Registrant’s Principal Financial and Accounting Officer)